Form 10-Q
period 2022-08-31
LexaGene Holdings Inc.
filed 2022-10-18
CIK 1450416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to                      .

COMMISSION FILE NUMBER: 000-56456

LEXAGENE HOLDINGS INC.

(Exact name of registrant as specified in its charter)

British Columbia (State or other jurisdiction of incorporation or organization)	None (I.R.S. Employer Identification No.) 01915 (Zip Code)

500 Cummings Center

Suite 4550

Beverly, Massachusetts

(Address of principal executive offices)

(800) 215-1824

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	None	N/A

Securities registered pursuant to section 12(g) of the Act:

Common stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, no par value per share, was 138,732,998 on October 18, 2022.

LexaGene Holdings, Inc.

Form 10-Q August 31, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEXAGENE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in US Dollars)

	August 31, 2022	February 28,
	(Unaudited)	2022
ASSETS
Current assets
Cash and cash equivalents	$1,089,408	$4,722,710
Accounts receivable	24,780	14,375
Inventories	1,492,275	1,396,223
Prepaid expenses and other current assets	265,831	439,831
Total current assets	$2,872,294	$6,573,139
Property and equipment, net	288,593	369,449
Right-of-use asset, net	995,225	1,161,956
Intangible license, net	38,672	48,191
Other long-term assets	—	48,087
Total assets	$4,194,784	$8,200,822

LIABILITIES AND SHAREHOLDER’ EQUITY
Current liabilities
Accounts payable	$374,783	$219,239
Accrued and other current liabilities	264,978	352,175
Lease obligations - current	346,204	325,271
Total current liabilities	$985,965	$896,685

Lease liabilities – non-current	650,444	838,108
Total Liabilities	$1,636,409	$1,734,793
Commitments (Note 14)
Equity
Common shares, $nil par value; unlimited shares authorized as of August 31, 2022 and February 28, 2022; 138,730,373 and 138,106,860 issued	40,740,946	40,384,516
Contributed surplus	9,793,367	9,833,452
Accumulated deficit	(48,320,495)	(44,107,572)
Accumulated other comprehensive income	344,557	355,633
Total shareholders’ equity	2,558,375	6,466,029
Total liabilities and shareholders’ equity	$4,194,784	$8,200,822

See Notes to Condensed Consolidated Financial Statements

LEXAGENE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in US Dollars)

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Revenues	$60,838	$40,625	$76,238	$40,625
Cost of revenues
Net shipping costs	$8,344	$—	$18,206	$—
Cost of goods sold	86,849	38,357	94,244	38,357
Manufacturing costs	152,241	93,551	291,181	191,618
	$247,434	$131,908	$403,631	$229,975
Gross loss	$(186,596)	$(91,283)	$(327,393)	$(189,350)

Selling, marketing and promotion expenses	$196,373	$589,188	$462,533	$1,174,017
General and administrative expenses	575,912	534,994	953,243	1,060,060
Research and development expenses	1,118,245	1,603,095	2,469,754	3,213,864
	$1,890,530	$2,727,277	$3,885,530	$5,447,941

Operating loss	$(2,077,126)	$(2,818,560)	$(4,212,923)	$(5,637,291)

Other income
Foreign exchange gain (loss)	$—	$2,461	$—	$18,297
Net loss	$(2,077,126)	$(2,816,099)	$(4,212,923)	$(5,618,994)

Other comprehensive income (loss)
Foreign currency translation adjustments	(10,727)	(180,281)	(11,076)	156,644
Net loss and comprehensive loss	$(2,087,853)	$(2,996,380)	$(4,223,999)	$(5,462,350)
Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.05)
Weighted average common shares used in computing net loss per common share, basic and diluted	138,569,241	118,982,458	138,424,303	118,844,753

See Notes to Condensed Consolidated Financial Statements

LEXAGENE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(expressed in US Dollars)

(Unaudited)

	Common Shares
					Accumulated Other
			Contributed	Accumulated	Comprehensive
	Shares	Amount	Surplus	Deficit	Income (Loss)	Total Equity
Balance – February 28, 2021	118,566,834	$35,839,063	$8,098,015	$(33,148,882)	$191,272	$10,979,468
Share-based payment of stock options	—	—	163,047	—	—	163,047
Share-based payment of restricted share units	—	—	220,970	—	—	220,970
Restricted share units vested	268,438	170,000	(170,000)	—	—	—
Warrants exercised	41,200	28,490	(4,302)	—	—	24,188
Comprehensive income (loss) for the period	—	—	—	(2,802,895)	336,925	(2,465,970)
Balance –May 31, 2021	118,876,472	$36,037,553	$8,307,730	$(35,951,777)	$528,197	$8,921,703

Share-based payment of stock options	—	—	144,792	—	—	144,792
Share-based payment of restricted share units	—	—	231,516	—	—	231,516
Restricted share units vested	180,375	140,904	(140,904)	—	—	—
Options exercised	63,750	92,634	(64,862)	—	—	27,772
Comprehensive income (loss) for the period	—	—	—	(2,816,099)	(180,281)	(2,996,380)
Balance - August 31, 2021	119,120,597	36,271,091	8,478,272	(38,767,876)	347,916	6,329,403

Balance – February 28, 2022	138,106,860	$40,384,516	$9,833,452	$(44,107,572)	$355,633	$6,466,029
Restricted share units vested	240,513	125,716	(125,716)	—	—	—
Share-based payment of stock options	—	—	48,384	—	—	48,384
Share-based payment of restricted share units	—	—	119,978	—	—	119,978
Comprehensive income (loss) for the period	—	—	—	(2,135,797)	(349)	(2,136,146)
Balance – May 31, 2022	138,347,373	$40,510,232	$9,876,098	$(46,243,369)	$355,284	$4,498,245

Restricted share units vested	383,000	225,878	(225,878)	—	—	—
Share issuance costs refund	—	4,836	—	—	—	4,836
Share-based payment of stock options	—	—	35,075	—	—	35,075
Share-based payment of restricted share units	—	—	108,072	—	—	108,072
Comprehensive income (loss) for the period	—	—	—	(2,077,126)	(10,727)	(2,087,853)
Balance – August 31, 2022	138,730,373	40,740,946	9,793,367	(48,320,495)	344,557	2,558,375

See Notes to Condensed Consolidated Financial Statements

LEXAGENE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in US Dollars)

(Unaudited)

	Six Months Ended August 31,
	2022	2021
Cash flows from (used in) operating activities:
Net loss	$(4,212,923)	$(5,618,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of intangible license	8,194	5,496
Depreciation of property and equipment	80,856	83,045
Depreciation of right-of-use asset	166,731	158,616
Interest on right-of-use asset	27,321	35,465
Share-based payments	311,509	755,482
Changes in operating assets and liabilities:
Accounts receivable, net	(10,405)	21,174
Inventories	(96,052)	(558,193)
Prepaid expenses	174,000	88,488
Other long-term asset	48,087	(70,652)
Accounts payable and accrued liabilities	68,352	(309,409)
Net cash used in operating activities	$(3,434,330)	$(5,409,482)

Cash flows from investing activities:
Purchases of property and equipment	—	(12,135)
Net cash used in investing activities	$—	$(12,135)

Cash flows from financing activities
Proceeds from warrant exercises, net of costs	—	24,188
Proceeds from stock option exercises, net of costs	—	27,772
Refund of share issuance costs	4,836	—
Principal payments on lease liability	(194,052)	(198,180)
Net cash used in financing activities	$(189,216)	$(146,220)

Net decrease in cash	(3,623,546)	(5,567,837)
Cash - beginning	4,722,710	9,624,259
Effects of foreign exchange	(9,756)	164,877
Cash - ending	$1,089,408	$4,221,299

See Notes to Condensed Consolidated Financial Statements

LEXAGENE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022 AND 2021

(expressed in US dollars)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND PRESENTATION OF FINANCIAL STATEMENTS

Description of Business

LexaGene Holdings Inc. together with its subsidiaries, (collectively the “Company” or “LexaGene”) was incorporated on April 26, 2007, under the laws of the province of British Columbia, Canada. The head office and the principal address is located at 500 Cummings Ctr., Suite 4550, Beverly, Massachusetts, USA, 01915. The records office of the Company is located at 1055 West Georgia Street, Suite 1500, Vancouver, British Columbia, Canada, V6E 4N7. The Company’s common shares are publicly listed on the TSX Venture Exchange under the trading symbol “LXG” and quoted on the OTCQB under the symbol “LXXGF”.

The principal business of the Company is to research, develop and commercialize automated genetic analyzer devices in veterinary, clinical and life science industries.

Liquidity and Going Concern

At August 31, 2022, the Company had cash of $1,089,408, an accumulated deficit of $(48,320,495), and has experienced cash outflows from operating activities over the past years. The Company’s operations are dependent on obtaining additional financing to further develop its genetic analyzer, the MiQLab® System, and generating cash flow from operations in the future.

Management’s plans to meet the Company’s current and future obligations are to raise capital in equity and private debt markets, private placements, rely on the financial support of its shareholders and related parties as well as to further expand commercial sales of the MiQLab® System. There can be no assurance that the Company will be successful in raising that additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has impacted and may continue to impact operations. The Company has established protocols for continued manufacturing, distribution and servicing of its products with safe social distancing and personal protective equipment measures and for remote work for certain employees not essential to on-site operations. To date, these measures have been mostly successful but may not continue to function should the pandemic escalate and impact personnel. In 2021, the Company’s veterinary customers restricted the sales team’s access to their facilities and as a result, the Company had significantly reduced its sales and marketing staffing levels in an effort to reduce expenses. Although the Company did not see any material impact to accounts receivable during the period ended August 31, 2022, the Company’s exposure may increase if its customers continue to be adversely affected by the COVID-19 pandemic and variants of the virus. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. The ability of the Company’s shipping carriers to deliver products to customers may be disrupted. The Company has reviewed its suppliers and quantities of key materials and believes that it has sufficient stocks and, in some cases, have alternate sources of critical materials including personal protective equipment should the supply chains become disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict.

The Company believes that its cash of $1,089,408 as of August 31, 2022 will not be sufficient to fund its current operating plan at least one year from issuance of these condensed financial statements unless additional funds are raised. Certain elements of our operating plan cannot be considered probable.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”), as defined in Section 2(a)(19) of the United States Securities Act of 1933, as amended (the “U.S. Securities Act”). Under section 107(b) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the condensed consolidated financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board (“FASB”) standards’ effective dates. The Company can elect to early adopt, if permitted by the accounting standard. The Company may take advantage of this accommodation up until the last day of the fiscal year following the fifth anniversary of the date on which it first sells common equity securities pursuant to a registration statement under the U.S. Securities Act, or such earlier time that it is no longer an EGC.

Smaller Reporting Company Status

The Company is a “smaller reporting company” as defined in Exchange Act Rule 12b-2. As a result, the Company is eligible to take advantage of certain reduced disclosure and other requirements that are otherwise applicable to public companies including, but not limited to, not being subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. The Company will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of its common shares held by non-affiliates equaled or exceeded $250 million as of the prior June 30th, or (2) its annual revenues equaled or exceeded $100 million during such completed fiscal year and the aggregate worldwide market value of its common shares held by non-affiliates equaled or exceeded $700 million as of the prior June 30th.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying interim condensed consolidated financial statements as of August 31, 2022, and for the three months ended August 31, 2022 and 2021, and information contained within the notes to these condensed consolidated financial statements, are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual consolidated financial statements and in management’s opinion contain all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of August 31, 2022, results of operations for the three and six months ended August 31, 2022 and 2021, statement of stockholders’ equity for the three and six months ended August 31, 2022 and 2021 and its cash flows for the six months ended August 31, 2022 and 2021.

These interim condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10 for the year ended February 28, 2022. The results for the six months ended August 31, 2022, are not necessarily indicative of the results expected for the full fiscal year or any interim period.

The condensed consolidated financial statements for the periods ended August 31, 2022 and 2021, include the accounts of the Company, the Company’s wholly-owned Canadian subsidiary Bionomics Diagnostics Inc. (“BDI”) and the Company’s wholly-owned US subsidiary LexaGene, Inc. All inter-company transactions and balances have been eliminated.

The consolidated financial statements include the financial statements of LexaGene Holdings Inc. and its subsidiaries listed as follows:

		% Ownership Interest
Name	Country of Incorporation	2022	2021
Bionomics Diagnostics Inc.	Canada	100%	100%
LexaGene, Inc.	United States of America	100%	100%

Foreign Currency

These condensed consolidated financial statements are expressed in US dollars (“USD”) and have been prepared on a historical cost basis except for certain financial instruments that have been measured at fair value. The functional currency of the Company and its Canadian subsidiary is the Canadian dollar (“CAD”), and the USD for the Company’s US subsidiary.

The Company’s presentation currency is the USD which aligns the Company’s presentation currency with the functional currency of its operations in the United States. Under this method, the Canadian entities are translated to USD.

Translation gains and losses resulting from the consolidation of operations in Canada are recognized in other comprehensive loss in the consolidated statements of comprehensive loss, and in accumulated other comprehensive loss as a separate component of shareholders’ equity on the consolidated statement of changes in equity.

Foreign exchange rates used for currency translation in these consolidated financial statements include:

Period end dates	USD to CAD	CAD to USD
August 31,2022	1.3111	0.7627
February 28, 2022	1.2698	0.7875

Period averages	USD to CAD	CAD to USD
Period ended August 31, 2022	1.2802	0.7813
Period ended August 31, 2021	1.2428	0.8049

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on management’s best knowledge of the amount, event or actions, actual results ultimately may differ from those estimates.

Management believes that there have been no significant changes during the six months ended August 31, 2022 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10 for the fiscal year ended February 28, 2022.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company views its operations and manages its business in one operating segment, which is the business of developing and, launching commercially its diagnostic products.

Geographic Information

All sales to date were made in the United States of America.

Cash

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable

The Company’s accounts receivable consists of amounts due from product sales to commercial customers and goods and services tax (“GST”) receivable from the government of Canada. At each reporting period, management reviews historical loss information, characteristics of our customers, our credit practices and the economic conditions, along with all outstanding balances to determine if the facts and circumstances indicate the need for a credit loss allowance. Receivables are written off against these allowances in the period they are determined to be uncollectible. The Company does not require collateral and did not have an allowance for doubtful accounts as of August 31, 2022 and February 28, 2022.

Inventories

Raw materials, work in process, and finished goods inventories are stated at the lower of cost and net realizable value, with cost being determined using a first-in-first-out costing formula. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of completion and the estimated costs necessary to make the sale. At the end of each reporting period, management reviews inventory and determines whether a write-down is required based on the assumptions about future demand of the Company’s products, estimated future sales, remaining shelf life and market conditions.

Raw materials, work in process, and finished goods inventories are stated at the lower of cost and net realizable value, with cost being determined using a first-in, first-out (“FIFO”) method.

Fair Value Measurements

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available.

Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1 — Quoted unadjusted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all observable inputs and significant value drivers are observable in active markets.

Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.

The fair value hierarchy prioritizes valuation inputs based on the observable nature of those inputs. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

For certain financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate their fair values as of August 31, 2022 and February 28, 2022 because of their short-term nature.

The Company recognizes a loss allowance for expected credit losses on its financial assets when necessary. The amount of expected credit losses is updated at each reporting period to reflect changes in credit risk since initial recognition of the respective financial instruments. The Company did not recognize impairment losses during the periods ended August 31, 2022 and 2021.

The Company has no hedging arrangements and does not apply hedge accounting.

Property and Equipment

Property and equipment are initially recognized at acquisition cost, including any costs directly attributable to bringing the assets to the location and condition necessary for it to be capable of operating in the manner intended by the Company. Property and equipment are subsequently measured using the cost model, cost less amortization and impairment. The costs of additions and improvements are capitalized, and the costs of maintenance and repairs are expensed as incurred.

Amortization is recognized on a straight-line basis to amortize the cost over the estimated useful life of the property and equipment as follows:

Computer equipment	3 years;
Furniture and fixtures	7 years;
Lab equipment	5 to 7 years;
Laboratory and leasehold improvements	Remaining lease term.

Significant improvements that extend the useful life of an asset are capitalized. Repairs and maintenance which do not extend the useful lives of assets are expensed as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gains or losses are recognized.

Impairment of Non-Financial Assets

The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. There were no impairment losses recognized for the periods ended August 31, 2022 and 2021.

Leases

At the inception of a contract, LexaGene assesses whether the arrangement may contain a lease. The Company recognizes a right-of-use asset and a corresponding lease liability for all arrangements in which it is a lessee, except for leases with a term of 12 months or less (short-term leases). Right-of-use assets are depreciated over the lease term from the commencement date of the lease over the shorter of the useful life of the right-of-use asset or the end of the lease term.

The lease liability is initially measured at the present value of the future lease payments from the commencement date of the lease to the end of the lease term. The lease term includes the period of any lease extension that in management’s assessment is reasonably certain to be exercised by the Company. The lease liability is measured at amortized cost using effective interest method.

The Company remeasures the lease liability (and makes a corresponding adjustment to the related right-of-use asset) whenever there is a change to the lease terms or a modification that is not accounted for as a separate lease. As changes in LexaGene’s lease payments are related to changes in the consumer price index, the lease liability is not remeasured due to the changes in lease payments unless the liability is remeasured for another reason. The excess of current lease payments over the lease payments at commencement date is recognized as rent expense.

Revenue Recognition

Revenues are recognized in accordance with ASC 606, Revenue from Contracts with Customers using the five-step model described below:

●	Identify contract with customer;
●	Identify performance obligations;
●	Determine transaction price;
●	Allocate transaction price to performance obligations;
●	Recognize revenue when performance obligations are satisfied.

Performance obligations are considered satisfied when control of the products has transferred to the customer, and the customer has full discretion over the use of the products, generally upon delivery. Delivery occurs at a point in time when the products have been shipped to the specific location requested by the customer, the customer takes control of the goods at a designated warehouse, the risks of obsolescence and loss have been transferred to the customer, and either the customer has accepted the products in accordance with the sales contract, the acceptance provisions have lapsed, or the Company has objective evidence that all criteria for acceptance have been satisfied. As at the end of the reporting period, there are no unfulfilled performance obligations.

The Company elected to use a practical expedient to expense sales commissions as they are incurred because the amortization period would have been less than one year. The Company’s products are sold without any subsequent pricing adjustments or contingencies related to occurrence or non-occurrence of future events. Accordingly, there has been no variable consideration assessment. LexaGene’s sales require an advance payment or payment within 30 to 60 days, which is why there is no financing component associated with sales.

Accounts receivable are recognized when the goods are controlled by the customer at the point in time that the consideration is unconditional, and only the passage of time is required before payment is due. Any advance payments are recorded as a liability called deferred revenue.

Product revenue is generated by the sale of instruments and consumable diagnostic tests predominantly through the Company’s direct sales force in the United States. The Company does not offer product return or exchange rights (other than those relating to defective goods under warranty) or price protection allowances to its customers.

Revenue from the sale of consumable diagnostic tests (under instrument purchase agreements) is generally recognized upon shipment.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products and services, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates total revenue by major source:

	Three Months Ended August		Six Months Ended August,
	2022	2021	2022	2021
Product revenue
Instruments and consumables	$60,838	$40,625	$76,238	$40,625
Total revenue	$60,838	$40,625	$76,238	$40,625

Revenue earned during the periods ended August 31, 2022 and 2021 was derived from the customers located in the US.

Warranty Obligations

The Company provides for the estimated cost of standard product warranties for a period of twelve months from installation date. Due to limited sales history, warranty obligation is based on the Company’s best estimate of potential repair costs and is recognized at the time of revenue recognition. Accrual for warranty obligations is included in accrued and other liabilities in the consolidated balance sheet. Extended warranty agreements are considered service contracts.

Contract-Related Balances

The Company has current contract liabilities (deferred revenue) in the amount of $907 as of August 31, 2022 (February 28, 2022 - $23,560). Amount recognized in revenue during the six months period ended August 31, 2022 in connection with the contract liabilities was $22,653.

Significant Judgments and Estimates

The preparation of these condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and related disclosures. We evaluate our estimates on an on-going basis, including those related to accounts receivable; inventory valuation; revenue recognition, share-based compensation. Our estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates. Significant judgments relate to the recognition of deferred income taxes, treatment of development costs, recoverability of the carrying value of intangible assets, and going concern.

Research and Development Costs

Costs incurred in the research and development of the Company’s product candidates are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, costs associated with the enhancements of developed products and include salaries and benefits, stock compensation, research-related facility and overhead costs, laboratory supplies, equipment and contract services.

Stock-Based Compensation and Value of Warrants

The Company issues stock-based awards to employees, generally in the form of stock options and restricted stock units. The Company accounts for stock-based awards in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, restricted stock units, and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. The fair value of awards is amortized on a straight-line basis over the requisite service period of the awards, which generally is the same as the vesting period. The number of RSUs and options expected to vest is viewed and adjusted at the end of each reporting period such that the amount recognized for services received as consideration for the equity instruments granted shall be based on the number of equity instruments that eventually vest. Forfeitures are recognized as they occur.

The Company estimates the fair value of the stock-based awards to employees using the Black-Scholes-Merton option pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of the stock, (b) the expected term of the award, (c) the risk-free interest rate and (d) expected dividends. The Company estimates expected volatility based on the historical volatility of the stock using the daily closing prices during the equivalent period of the calculated expected term of its stock-based awards. Expected life is estimated on the actual exercise and expiries of options. Risk-free rate is based on the Bank of Canada interest rate with a term that represents expected life of the options at grant date. The Company has not paid, and does not anticipate paying, cash dividends on shares of common stock; therefore, the expected dividend yield is assumed to be zero.

These assumptions used to determine stock compensation expense represent the Company’s best estimates, but the estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company uses significantly different assumptions or estimates, stock-based compensation expense could be materially different. Refer to Note 11 for further details on the Company’s stock-based compensation plan.

The fair value of warrants issued as units in private placements is estimated using the relative fair value method whereby the value of the warrants issued is estimated using the Black-Scholes Pricing Model and the value of the shares issued is based on the market price at the time of issuance. Total private placement proceeds are then allocated to shares and warrants based on their relative fair values.

Income Taxes

The Company applies ASC 740, Income Taxes (“ASC 740”) in accounting for uncertainty in income taxes. The Company does not have any material uncertain tax positions for which reserves would be required. The Company will recognize interest and penalties related to uncertain tax positions, if any, in income tax expense.

Income tax expense comprises of current and deferred tax. Current tax and deferred tax are recognized in profit or loss, except to the extent that it relates to a business combination, or items recognized directly in equity or in other comprehensive income (loss).

Current income taxes are recognized for the estimated income taxes payable or receivable on taxable income or loss for the current period and any adjustment to income taxes payable in respect of previous periods.

Current tax expense is the expected tax payable on the taxable income for the period using tax rates enacted at year-end, adjusted for amendments to tax payable with regard to previous years. Deferred tax assets and liabilities are recognized for deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled.

A deferred tax asset is recognized to the extent that is probable that future taxable profits will be available against which the asset can be utilized. The Company realizes deferred income tax assets to the extent that it is more likely than not to be realized and provides a valuation allowance against any excess that may not be realized.

Basic and Diluted Net Loss per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method the dilutive effect on earnings per share is calculated presuming the exercise of outstanding options, warrants and similar instruments. It assumes that the proceeds of such exercise would be used to repurchase common shares at the average market price during the period. However, the calculation of diluted loss per share excludes the effects of various conversions and exercise of options and warrants that would be antidilutive. Shares held in escrow, other than where their release is subject to the passage of time, are not included in the calculation of the weighted average number of common shares outstanding.

As the Company incurred losses since inception, basic and diluted loss per share presented are the same. Securities that may potentially dilute earnings per share in the future that were not included in the calculation are as follows as of August 31, 2022:

Warrants	34,579,760
Stock Options[1]	4,617,900
Restricted Share Units	2,754,015
Total	41,951,675

1 Vested – 2,240,475

These securities were not included in the calculation as they are anti-dilutive.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). The adoption of this ASU did not have a significant impact on our condensed consolidated financial statements.

Accounting Standards Issued, To Be Adopted

In July 2021, the FASB issued ASU 2021-05—Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. ASU is intended to improve lessor accounting for certain leases with variable payments. The adoption of this ASU did not have a significant impact on our condensed consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance, to require entities to disclose information about certain types of government assistance they receive, including cash grants and tax credits. The adoption of this ASU did not have a significant impact on our condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. Under this approach, the acquirer applies the revenue model as if it had originated the contracts as compared to the previous approach of measuring contract assets and contract liabilities at fair value. This ASU is effective for fiscal years beginning after December 15, 2022. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable are recognized when the goods are controlled by the customer at the point in time that the consideration is unconditional, and only the passage of time is required before payment is due. Any advance payments are recorded as a liability called deferred revenue.

Accounts receivable consists of the following:

	August 31, 2022	February 28, 2022
Accounts receivable	$24,780	$14,375
Less: loss allowance	—	—
Total accounts receivable, net	$24,780	$14,375

The Company assesses, on a forward-looking basis, the expected credit losses associated with its assets carried at fair value. The impairment methodology applied depends on whether there has been a significant increase in credit risk. For trade receivables only, the Company applies the approach permitted by ASU 2016-13, which requires expected lifetime losses to be recognized from initial recognition of the receivables. The Company recognizes a loss allowance for expected credit losses on its financial assets when necessary. The amount of expected credit losses is updated at each reporting period to reflect changes in credit risk since initial recognition of the respective financial instruments. The Company did not recognize impairment losses during the period ended August 31, 2022 or the year ended February 28, 2022. Trade receivables are non-interest bearing and are on 30- to 60-day terms.

As of August 31, 2022 and February 28, 2022, no trade receivables were impaired. The ageing analysis of trade receivables is as follows:

	August 31, 2022	February 28, 2022
Amounts Past Due:
Current	$16,674	$7,368
Past due 1-30 days	1,320	—
Past due 31-60 days	—	—
Past due 61-120 days	—	2,965
Past due more than 120 days	6,786	4,042
Total accounts receivable	$24,780	$14,375

Amounts in accounts receivable are based on customer sales, and goods and service tax refunds due to the Company from the Canadian Revenue Agency. As of August 31, 2022, the amount receivable of $8,285 was in relation to GST refunds. Amounts due for more than 120 days relate to GST receivable from the Canada Revenue Agency and are not considered impaired. As of February 28, 2022, $14,375 was in relation to GST refunds.

4. INVENTORIES

Inventories consist of the following:

	August 31, 2022	February 28, 2022
Raw materials	$781,284	$724,584
Work-in-process	280,960	584,243
Finished goods	430,031	87,396
Total inventories	$1,492,275	$1,396,223

Cost comprises of direct materials and delivery costs, direct labor, import duties and other taxes, an appropriate proportion of variable and fixed overhead expenditure based on normal operating capacity. Costs of purchased inventory are determined after deducting rebates and discounts received or receivable. The costs are reflected in Cost of goods sold in the Statement of operations and comprehensive loss as cost of inventory sold at the time of sale of the related inventories.

5. INTANGIBLE LICENSE

On February 4, 2015, the Company and Lawrence Livermore National Security (“LLNS”) entered into a license agreement, whereby the Company has exclusive right to develop, manufacture and sell pathogen detection devices designed to identify bacteria and viruses that can cause disease with applications in both food safety and healthcare.

As consideration for the license agreement, the Company paid a non-refundable License Issue Fee of $60,000.

In addition, the Company is required to pay to LLNS a non-refundable US Maintenance Patent Fee of $45,000 as follows:

●	$15,000 (paid) on or before February 29, 2016;
●	$15,000 (paid) on or before February 28, 2019; and
●	$15,000 to be paid on or before February 28, 2023.

In the event that the Company grants sublicenses, the Company will collect an issue fee equal to or greater than the License Issue Fee mentioned above. The Company will pay to LLNS 50% of any License Issue Fee from sublicensing.

In addition, the Company will pay LLNS a minimum annual royalty. This minimum annual royalty will be credited against the earned royalty of 3% due on all net sales. The minimum annual royalty is due as follows:

●	$5,000 (paid) on or before February 28, 2017;
●	$10,000 (paid) on or before February 28, 2018;
●	$10,000 (paid) on or before February 28, 2019;
●	$25,000 on or before February 28, 2021 and each year thereafter (paid according to the schedule).

The license agreement will remain in effect until the expiration or abandonment of the last of the patent rights. Patent US 8,298,763 B2 expires on February 27, 2028 and patent US 8,828,716 B2 expires on February 28, 2028.

A continuity schedule of changes in carrying value of the intangible license:

Cost
Balance, February 28, 2022	$115,420
Additions	—
Effect of foreign exchange differences	(3,635)
Balance, August 31, 2022	$111,785

Accumulated amortization
Balance, February 28, 2022	$67,229
Additions	8,194
Effect of foreign exchange differences	(2,310)
Balance, August 31, 2022	$73,113

Carrying values
February 28, 2022	$48,191
August 31, 2022	$38,672

6. PROPERTY AND EQUIPMENT

As of August 31, 2022, the continuity schedule of changes in the net book value of property and equipment is as follows:

	Computer	Lab	Furniture &	Leasehold
Cost	Equipment	Equipment	Fixtures	Improvements	Total

Balance, February 28, 2022	$15,577	$448,936	$88,062	$419,443	$972,018
Additions	—	—	—	—	—
Balance, August 31, 2022	$15,577	$448,936	$88,062	$419,443	$972,018

Accumulated amortization
Balance, February 28, 2022	$14,729	$302,835	$56,898	$228,107	$602,569
Additions	528	42,138	7,399	30,791	80,856
Balance, August 31, 2022	$15,257	$344,973	$64,297	$258,898	$683,425

Carrying values
February 28, 2022					$369,449
August 31, 2022					$288,593

7. RIGHT-OF-USE ASSET AND LEASE LIABILITY

As of August 31, 2022, the balance of the lease liability is as follows:

Carrying Value
Balance February 28, 2022	$1,163,379
Interest expense	27,321
Lease payments	(194,052)
Balance, August 31, 2022	$996,648
Current portion of the lease liability	(346,204)
Non -current portion of the lease liability, August 31, 2022	$650,444

As of August 31, 2022, the balance of the right-of-use asset is as follows:

Carrying Value
Balance, February 28, 2022	$1,161,956
Depreciation	(166,731)
Balance, August 31, 2022	$995,225

The property lease expires on May 30, 2025 and the lease payments were discounted with a 5% interest rate. Lease payments are variable, tied to the consumer price index.

Maturities of operating lease liabilities are as follows:

August 31, 2022
2023	$194,052
2024	388,103
2025	388,103
2026	97,026
Total lease payments	1,067,284
Less imputed interest	(70,636)
Total lease liability (current and long-term)	$996,648

8. EQUITY

As of August 31, 2022, the Company’s share capital consists of issued and outstanding shares of Common Shares.

Common Shares

As of August 31, 2022, the Company was authorized to issue an unlimited number of common shares, which have no par value.

Dividend Rights – Holders of common shares are entitled to receive dividends out of the assets available for the payment of dividends at such times and in such amount and form as the Board of Directors may determine from time to time, on the following basis, and otherwise without preference or distinction between the common shares. The Company is permitted to pay dividends unless there are reasonable grounds for believing that the Company is insolvent or the payment of the dividend would render the Company insolvent.

Voting Rights – Holders of common shares shall be entitled to receive notice of and to attend and vote at all meetings of shareholders of the Company except a meeting at which only the holders of another class or series of shares is entitled to vote. Each common share shall entitle the holder thereof to one vote at each such meeting.

Liquidation Rights – Holders of common shares will be entitled to receive all of the Company’s assets remaining after payment of all debts and other liabilities.

Share Offering Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments and meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Any change in fair value of the warrants is recognized in the Company’s statements of operations.

In February 2022, the Company issued 18,500,000 units at a price of CAD$0.35 per unit for an aggregate purchase price of $4,995,000 (CAD$6,475,000). Each unit consists of one common share of the Company and one common share purchase warrant. Each warrant is exercisable into one common share of the Company at the price of CAD$0.45 (approximately $0.36) per share for a period of 36 months. The value of the warrants of $1,139,791 was calculated using Black- Scholes Model and relative fair value method using the following assumptions: annualized volatility – 80%; risk-free rate – 1.35%; expected life – 1.58 years; expected dividend rate – 0%.

The following summarizes the number of warrants outstanding as of August 31, 2022:

		Weighted-Average Exercise Price per
	Number of Warrants	Warrant, CAD$
Outstanding as of February 28, 2022	34,579,760	$0.66
Granted	—	$—
Exercised	—	$—
Expired	—	$—
Outstanding as of August 31, 2022	34,579,760	$0.66

Details of warrants outstanding as of August 31, 2022, are as follows:

Number of	Exercise Price,
Warrants	CAD$	Expiry Date
450,620	0.52	October 29, 2022
7,776,893	0.75	October 29, 2022
7,852,247	1.10	September 9, 2023
13,115,275	0.45	February 7, 2025
5,384,725	0.45	February 18, 2025
34,579,760

As of August 31, 2022, the weighted average remaining contractual life of warrants outstanding was 1.58 years (February 28, 2022 – 2.08 years) with a weighted average exercise price of $0.50 (CAD$0.66) (February 28, 2022 - $0.52 (CAD$0.66)).

9. SHARE-BASED COMPENSATION

Share Incentive Plans

Omnibus incentive plan

The Shareholders and Board previously approved the OIP on July 25, 2017. After Shareholder approvals, the OIP was amended on August 23, 2019, November 10, 2020 and on December 16, 2021. The Company increased the number of Common Shares reserved for the Company’s OIP and increased the number of Common Shares reserved for the issuance as share incentive options. As of August 31, 2022, the amended OIP grants the Company 8,354,070 Common Shares reserved for stock options and 8,354,070 reserved for restricted share units.

Stock options

Stock options vest over a prescribed service period and are approved by the Board of Directors on an award-by-award basis. Options have a prescribed service period generally lasting up to ten years, with certain options vesting immediately upon issuance. Upon the exercise of any stock options, the Company issues shares to the award holder from the pool of authorized but unissued common shares.

On July 29, 2022, the Company granted 935,000 stock options to non-insider employees with an expiration date of July 29, 2027 and 150,000 stock options to an officer of the Company with an expiration date of July 29, 2032. Each Option is exercisable into one common share of the Company at a price of CAD$0.20 per Share. Employee options are exercisable for a period of five and officer options are exercisable for ten years from the date of grant. The CAD$0.13 per share was at the close price of the Company’s stock on the TSX Venture Exchange on July 28, 2022. The Options vest 10% on the grant date, and 15% every six months thereafter. The Chief Executive Officer, Chief Financial Officer and the board of directors were excluded from this grant.

Details of the number of stock options outstanding for the period ended August 31, 2022 are as follows:

			Weighted-
			Average
		Weighted-Average	Remaining
	Number of	Exercise Price per	Contract Term	Aggregate
	Options	Option, CAD$	(in years)	Intrinsic Value
Outstanding as of February 28, 2022	4,266,000	$0.61	5.08	$—
Granted	1,085,000	$0.20	5.69	—
Exercised	—	$—	—	—
Forfeited (and expired)	(733,100)	$0.53	—	—
Outstanding as of August 31, 2022	4,617,900	$0.53	5.11	$—
Exercisable / vested as of August 31, 2022	2,240,475	$0.64	4.17	$—

The average share price during the six months period ended August 31, 2022 was $0.14 (CAD$0.18) (2021 - $0.55 (CAD$0.69)).

As of August 31, 2022, the weighted average remaining contractual life of options outstanding was 5.11 years (February 28, 2022 – 5.08 years), with a weighted average exercise price of $0.40 (CAD$0.53) (February 28, 2022 - $0.48 CAD$0.61)). As of August 31, 2022, 2,240,475 stock options were exercisable (February 28, 2022 – 1,987,300).

The following table summarizes information on stock options outstanding as of August 31, 2022:

Options	Options	Exercise	Expiry
Outstanding	Exercisable	Price, CAD$	Date
600,000	600,000	0.65	September 29, 2022
217,000	217,000	0.53	October 19, 2022
17,500	9,625	0.82	December 9, 2023
324,900	140,400	0.79	December 10, 2024
357,000	150,000	0.49	May 28, 2025
100,000	100,000	0.81	September 17, 2025
6,000	6,000	0.57	October 13, 2026
241,500	27,750	0.285	January 10, 2027
225,000	112,500	0.72	February 19, 2030
100,000	75,000	0.63	April 21, 2030
350,000	350,000	0.66	September 17, 2030
324,000	151,200	0.66	May 11, 2031
690,000	276,000	0.59	May 28, 2031
100,000	25,000	0.66	November 10, 2031
150,000	—	0.20	July 29, 2030
815,000	—	0.20	July 29, 2030
4,617,900	2,240,475

Restricted share units

The Company has issued time-based restricted share awards to certain employees as permitted under the OIP Plan. The restricted share units granted vest in accordance with the Board-approved vesting schedules with expiry dates less than or equal to three years. Upon vesting, one of the Company’s common shares is issued for each restricted share awarded. The fair value of each restricted share award granted is equal to the market price of the Company’s shares at the date of the grant. The total fair value of shares vested and total intrinsic value of the RSUs released during the six months period ended August 31, 2022 were $352,121 and $90,123 respectively.

On July 29, 2022, the Company granted 1,275,000 restricted share units to employees and 250,000 restricted share units to an officer of the Company with vesting dates of 10% on December 29, 2022, 15% on May 29, 2023, 15% on October 29, 2023, 15% on March 29, 2024, 15% on August 29, 2024, 15% on December 29, 2024 and 15% on February 28, 2025 and have an expiry date of February 28, 2025. The Chief Executive Officer, Chief Financial Officer and the board of directors were excluded from this grant.

Details of the number of restricted share awards outstanding under the OIP Plan is as follows:

		Weighted-Average Grant
	Number of Shares	Date Value
Outstanding as of February 28, 2022	2,339,928	$0.49
Granted	1,525,000	$0.11
Forfeited	(487,400)	$0.27
Vested	(623,513)	$0.56
Outstanding as of August 31, 2022	2,754,015	$0.30

10. RESEARCH AND DEVELOPMENT EXPENSES

LexaGene’s product research and development plan was divided into three phases: alpha prototype, beta prototype, and commercialization of its finished product the MiQLab System. On occasion, the Company engages various contractors to assist the Company in the development of its MiQLab System and other technologies.

The significant components of research and development expense are as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Product development consulting expense	$520	$7,440	$39,709	$48,630
Depreciation of lab related equipment	28,067	29,170	56,272	58,720
Depreciation of the intangible license	4,069	3,033	8,194	5,496
Depreciation of right-of-use asset	30,504	29,136	60,873	57,911
Lab administration and supplies	172,608	125,380	327,947	308,467
Materials	96,592	374,934	355,767	618,579
Rent expense	2,821	754	4,701	1,508
Travel	7,925	2,669	11,800	12,445
Salaries	742,984	879,811	1,515,538	1,813,054
Share-based compensation	32,155	150,768	88,953	289,054
Total research and development expenses	$1,118,245	$1,603,095	$2,469,754	$3,213,864

11. GENERAL AND ADMINSTRATIVE EXPENSES

The significant components of general and administrative expenses are as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Office and administration	$10,911	$13,296	$16,770	$27,868
Depreciation of property and equipment	12,184	12,163	24,583	24,325
Depreciation of right-of-use asset	53,046	50,666	105,857	100,705
Consulting	132	413	236	2,688
Promotional services	9,551	99,386	17,003	146,264
Professional fees	283,114	96,312	402,593	156,450
Insurance	8,698	3,575	15,078	7,344
Interest expense (right-of-use asset)	13,140	17,223	27,321	35,465
Rent expense	4,905	1,311	10,750	2,622
Transfer agent and filing fees	6,166	32,150	12,389	38,564
Travel	2,850	488	3,098	588
Salaries	64,822	44,767	91,432	72,125
Share-based compensation	106,393	163,244	226,133	445,052
Total general and administrative expenses	$575,912	$534,994	$953,243	$1,060,060

12. SALES, MARKETING AND PROMOTIONAL EXPENSES

The significant components of marketing and promotional expenses are as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Sales, marketing and promotion	$70,857	134,774	$142,196	$377,815
Office and miscellaneous	1,551	—	5,353	—
Travel	11,830	5,727	18,953	10,777
Salaries	110,481	392,981	307,166	775,982
Share-based compensation	1,654	55,706	(11,135)	9,443
Total sales, marketing and promotional expenses	$196,373	589,188	$462,533	$1,174,017

13. INCOME TAXES

Our effective income tax rate was 0.00% for the three months ended August 31, 2022 was consistent with the rate of 0.00% for the same period of 2021. The effective tax rate for the three months ended August 31, 2022 was different from the U.S. statutory tax rate of 21% due to increase in valuation allowance in the periods.

14. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

From time to time, the Company may be a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of August 31, 2022, there are no litigations pending that could have, individually and in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

Accrued Liabilities:

Accrued expenses consist of the following:

	August 31,2022	February 28, 2022

Accrued payroll, compensation and benefits	$169,592	$182,367
Accrued professional services	78,787	133,088
Other accrued expenses	16,599	36,720
Total accrued expenses and other current liabilities	$264,978	$352,175

15. SUPPLEMENTAL CASH FLOW INFORMATION

	August 31, 2022	August 31, 2021

Interest paid	$—	$—
Taxes paid	—	—
Total	$—	$—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements that are, or may be considered to be, “forward-looking statements.” Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on current beliefs, expectations or assumptions regarding the future of the business, future plans and strategies, operational results and other future conditions. All statements other than statements of historical fact included in this Form 10-Q regarding the prospects of LexaGene Holdings, Inc., (“LexaGene”, the “Company” or “we”), the industry or its prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “plans,” “expects” or “does not expect,” “is expected,” “look forward to,” “budget,” “scheduled,” “estimates,” “forecasts,” “will continue,” “intends,” “the intent of,” “have the potential,” “anticipates,” “does not anticipate,” “believes,” “should,” “should not,” or variations of such words and phrases that indicate that certain actions, events or results “may,” “could,” “would,” “might,” or “will,” “be taken,” “occur,” or “be achieved,” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that the Company makes with the SEC or press releases or oral statements made by or with the approval of one of the Company’s authorized executive officers. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. (All capitalized and undefined terms used in this section shall have the same meanings hereafter defined in this Quarterly Report on Form 10-Q.)

The following discussion and analysis of financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements and the accompanying notes in this Form 10-Q and the sections entitled “Item 1A. Risk Factors” and “Item 2. Financial Information” in our Annual Report on Form 10 for the year ended February 28, 2022. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties, as discussed in the “Cautionary Note Regarding Forward Looking Statements.” Future results could differ materially from those discussed below for many reasons, including the risks described in Item 1A—“Risk Factors” in our Annual Report on Form 10 for the year ended February 28, 2022, and in Part II, Item 1A—Risk Factors” of this Form 10-Q.

Management's Discussion & Analysis of LexaGene Holdings, Inc.

For purposes of this discussion, “LexaGene,” “we,” or the “Company” refers to LexaGene Holdings, Inc. and its wholly-owned subsidiaries: LexaGene, Inc. and Bionomics Diagnostics, Inc. The results herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Amounts are presented in thousands of United States dollars, unless otherwise indicated.

Business Overview

LexaGene is a molecular diagnostics company that develops diagnostic systems for pathogen detection and genetic testing for other molecular markers for on-site rapid testing in veterinary diagnostics, and for use in open-access markets such as food and water safety, clinical research, agricultural testing and biodefense. The MiQLab system delivers excellent sensitivity, specificity, and breadth of detection and can return results in approximately two hours. The unique open-access feature is designed for custom testing so that end-users can load their own real-time PCR assays onto the instrument to target any genetic target of interest.

The Company’s shares trade on the TSXV under the symbol LXG and on the OTCQB Venture Market in the United States under the symbol LXXGF.

Transition to US GAAP From IFRS

During the year ended February 28, 2022, the Company transitioned to US GAAP from IFRS. As a result, the information related to the year ended February 28, 2021 has been recast to conform with US GAAP.

Selected Financial Information

	Three Months Ended August 31,		Six Months Ended August 31,
	2022	2021	2022	2021
Total revenues	$60,838	$40,625	$76,238	$40,625
Cost of revenues	$247,434	$131,908	$403,632	$229,975
Selling and marketing expenses	$196,373	$589,118	$462,533	$1,174,017
General administrative expenses	$575,912	$534,994	$953,243	$1,060,060
Research and development expenses	$1,118,245	$1,603,095	$2,469,754	$3,213,864
Other income (expense)	$—	$2,461	$—	$(9,521)
Net loss and comprehensive loss	$(2,077,126)	$(2,996,380)	$(4,212,923)	$(5,490,168)
Loss per common share	$(0.02)	$(0.02)	$(0.03)	$(0.05)
Total assets	$4,194,784	$8,060,821	$4,194,784	$8,060,821
Long-term liabilities	$650,444	$995,226	$650,444	$995,226
Working capital	$1,886,329	$5,428,271	$1,886,329	$5,428,271

Three Months Ended August 31, 2022 Compared to Three Months Ended August 31, 2021

Revenue

The Company’s revenue is derived from the sale of MiQLab Systems and its consumables.

	Three Months Ended August 31,		% Increase
	2022	2021	(Decrease)
Total revenues	$60,838	$40,625	50%

During the three months ended August 31, 2022, the Company recognized revenue of $60,838 from product sales as compared to $40,625 for revenues during the three months ended August 31, 2021. The primary reason for the increase is due to the Company selling four units during the three months ended August 31, 2022 compared to the two units sold in the same period of 2021.

Cost of Revenues

Cost of goods sold includes the cost of inventory sold and production costs expensed. Direct and indirect production costs include direct labor, processing, testing, packaging, quality assurance, shipping, production management and other related expenses. The primary factors that can impact cost of goods sold on a period-to-period basis include the volume of products sold, the mix of product sold, transportation, and overhead allocations.

The components of cost of goods sold are as follows:

	Three Months Ended August 31,		% Increase
	2022	2021	(Decrease)
Cost of revenues	$247,434	$131,908	88%

Inventory expensed to cost of goods sold	$86,849	$38,357	126%
Other production costs	160,585	93,551	72%
Totals	$247,434	$131,908	88%

During the period ended August 31, 2022, the Company incurred an expense of $247,434 in relation to the MiQLab System product line as compared to $131,908 for the same period in 2021. This increase of $115,526 is primarily the result of the following items:

•	The Company sold four units during the three months ended August 31, 2022 compared to two units in the same period of 2021.
•

Salaries and wages associated with manufacturing both units and consumables as well as installation of units increased to $122,816 during the three months ended August 31, 2022, as compared to $72,346 for the same period in 2021. This increase of $50,470 in expense in salaries and wages is directly related to the increase in headcount as compared to the same period in 2021.

Gross Loss

The primary factors that can impact gross margins include the volume of products sold, the mix of products sold, transportation costs and changes in inventory costs.

Gross loss is as follows:

	Three Months Ended August 31,		% Increase
	2022	2021	(Decrease)
Gross loss	$186,596	$91,283	104%

Gross loss increased 104% for the three months ended August 31, 2022 compared to 2021. The increase is primarily related to increases in direct production costs, shipping costs, and increase in the cost of inventory expensed to costs of goods sold due to an increase in the number of MiQLab Systems and consumables sold compared to 2021. During period ended 2021, the Company sold two units as compared to four unit sold in the same period of 2022. Increase in gross loss was also a function of increased production costs as five units were installed at customer sites for which revenue was not recognized yet.

Selling, General and Administrative Expenses, and Research and Development

Total Selling, general, and administrative and research and development expenses are as follows:

	Three Months Ended August 31,		% Increase
	2022	2021	(Decrease)
Sales and marketing expenses	$196,373	$589,188	(67)%
General and administrative expenses	575,912	534,994	7%
Research and development expenses	1,118,245	1,603,095	(30)%
Totals	$1,890,530	$2,727,277	(31)%

Sales, marketing and promotional expense

Comparing the three months ended August 31, 2022 to the same period in 2021, sales, marketing and promotional expenses decreased to $196,373 from $589,188. This decrease of $392,815 in sales, marketing and promotional expenses is primarily from the following items:

•

Salaries and wages associated with sales, marketing and promotional activities decreased to $110,481 during the three months ended August 31, 2022, as compared to $392,981 for the same period in 2021. This decrease of $282,500 in expense in salaries and wages is directly related to the decrease in headcount year over year.

•

Marketing, advertising and promotional expenses decreased to $70,857 during the three months ended August 31, 2022, from $134,774 for the same period in 2021. This decrease of $63,917 is related to the Company focusing on specific major conferences during 2022 in addition to reducing the use of outside marketing consultants in order to conserve cash.

•

Share-based compensation expense decreased by $54,052 compared to the three months ended August 31, 2022 due to changes in staff, which resulted in reversal of the value of the previously granted options and RSUs as they have forfeited in addition to the lower value of the options and RSUs granted during the period ended August 31, 2022.

General and administrative expenses

General and administrative expenses remained relatively consistent during the three months ended August 31, 2022 compared to the same period of 2021. However, there have been changes in the composition of these expenses as follows:

•

Professional fees expense increased to $283,114 in 2022, as compared to $96,312 for the same period in 2021.  This increase during the three months ended August 31, 2022, of $186,802 is directly related to the Company filing additional patents for the MiQLab System accompanied with legal costs associated with these patent fees, additional legal work in relation to the filing of Form 10 and the amendment of Form 10 in June-August of 2022, and the payment of board fees as compared to the same period in 2021. Additionally, approximately $48,000 of previously deferred financing fees were expensed during the period ended 2022.

•

Costs associated with investor relations decreased to $9,551 in 2022, as compared to $99,386 for the same period in 2021. This decrease of $89,835 in expense for the three months ended August 31, 2022, as compared to same period in 2021, is due to the Company reducing its cash burn by reducing expenses for outside investor relation activities.

•

Share-based compensation expense decreased to $106,393 in 2022, as compared to $163,244 in 2021.  This decrease of $56,851 in expense is from the decrease in the value of new options and restricted share units granted to employees as compared to the same period in 2021.

Research and development expenses

Comparing the three months ended August 31, 2022, to the same period in 2021, research and development expenses decreased to $1,118,245 from $1,603,095. This decrease in expense of $484,850 in research and development expenses is primarily from the following items:

•

Salaries and wages decreased to $742,984 for the three months ended August 31, 2022, compared to $879,811 for the three months ended August 31, 2021.  This decrease of $136,827 is directly related to the decrease in headcount year over year.

•

For the three months ended August 31, 2022, share-based compensation decreased to $32,155 as compared to $150,768 for the same period in 2021. This decrease of $118,613 in expense is from the decrease in the value of new options and restricted share units granted to employees in addition to the forfeiture of unvested stock options and unvested restricted share units previously granted to employees that have left the Company during the three months ended August 31, 2022.

•

MiQLab System materials decreased by $278,342 from $374,934 in 2021 to $96,592 for the three months ended August 31, 2022 in comparison to the same period in 2021. This decrease was due to the Company’s efforts to control costs to reduce the Company’s cash burn as well as a shift toward more production compared to research activities. This decrease is offset by an increase in lab administration and supplies by $47,228 in the three months ended August 31, 2022, which was due to increased insurance allocation, travel and software costs.

Net Loss and Comprehensive Loss

For the three months ended August 31, 2022, Net loss decreased by 26% and comprehensive loss decreased by 30% as compared to the same period in 2021. Total net loss and comprehensive loss is as follows:

	Three Months Ended August 31,		% Increase
	2022	2021	(Decrease)
Net loss	$2,077,126	$2,816,099	(26)%

Comprehensive loss	$2,087,822	$2,996,380	(30)%

Six Months Ended August 31, 2022 Compared to Six Months Ended August 31, 2021

Revenue

The Company’s revenue is derived from the sale of MiQLab Systems and its consumables.

	Six Months Ended August 31,		% Increase
	2022	2021	(Decrease)
Total revenues	$76,238	$40,625	88%

The increase of 88% in revenue recognized during the six months ended August 31, 2022 is largely due to the Company selling four units during the six months ended August 31, 2022 compared to two units in the same period of 2021.

Cost of Revenues

Cost of goods sold includes the cost of inventory sold and production costs expensed. Direct and indirect production costs include direct labor, processing, testing, packaging, quality assurance, shipping, production management and other related expenses. The primary factors that can impact cost of goods sold on a period-to-period basis include the volume of products sold, the mix of product sold, transportation, and overhead allocations.

The components of cost of goods sold are as follows:

	Six Months Ended August 31,		% Increase
	2022	2021	(Decrease)
Cost of revenues	$403,631	$229,975	75%

Inventory expensed to cost of goods sold	$94,244	$38,357	146%
Other production costs	309,387	191,618	61%
Totals	$403,631	$229,975	75%

During the period ended August 31, 2022, the Company incurred an expense of $403,631 in relation to the MiQLab System product line as compared to $229,975 for the same period in 2021. This increase of $173,656 is primarily the result of the following items:

•	Increase in the number of units sold during the six months ended August 31, 2022 to five compared to two units sold in the same period of 2021 in addition to increased costs of materials in 2022.
•

Salaries and wages associated with manufacturing both units and consumables as well as installation of units increased to $225,922 during the six months ended August 31, 2022, as compared to $151,351 for the same period in 2021. This increase of $74,571 in expense in salaries and wages is directly related to the increase in manufacturing headcount as compared to the same period in 2021.

Gross Loss

The primary factors that can impact gross margins include the volume of products sold, the mix of products sold, transportation costs and changes in inventory costs.

Gross loss is as follows:

	Six Months Ended August 31,		% Increase
	2022	2021	(Decrease)
Gross loss	$327,394	$189,350	73%

Gross loss increased 73% for the six months ended August 31, 2022 compared to 2021. The increase is primarily related to increases in direct production costs, shipping costs, and increase in the cost of inventory expensed to costs of goods sold due to an increase in the number of MiQLab Systems and consumables sold compared to 2021. The Company sold five units during the six months period ended August 31, 2022 compared to two units sold in the same period of 2021. Increase in gross loss was also a function of increased production costs as five units were installed at customer sites for which revenue was not recognized yet.

Selling, General and Administrative Expenses, and Research and Development

Total Selling, general, and administrative and research and development expenses are as follows:

	Six Months Ended August 31,		% Increase
	2022	2021	(Decrease)
Sales and marketing expenses	$462,533	$1,174,017	(61)%
General and administrative expenses	953,243	1,060,060	(10)%
Research and development expenses	2,469,754	3,213,864	(23)%
Totals	$3,885,530	$5,447,941	(29)%

Sales, marketing and promotional expense

Comparing the six months ended August 31, 2022 to the same period in 2021, sales, marketing and promotional expenses decreased to $462,533 from $1,174,017. This decrease of $711,484 in sales, marketing and promotional expenses is primarily from the following items:

•

Salaries and wages associated with sales, marketing and promotional activities decreased to $307,166 during the six months ended August 31, 2022, as compared to $775,982 for the same period in 2021. This decrease of $468,816 in expense in salaries and wages is directly related to the decrease in headcount year over year and changes in the composition of remaining staff.

•

Marketing, advertising and promotional expenses decreased to $142,196 during the six months ended August 31, 2022, from $377,815 for the same period in 2021. In the period ended August 31, 2021, the Company engaged several outside marketing consultants for a marketing campaign and other work, which was not repeated in the same period of 2022.

General and administrative expenses

Comparing the six months ended August 31, 2022, to the same period of 2021, general and administrative expenses decreased to $953,243 from $1,060,060. This decrease in expense of $106,817 in general and administrative activities are primarily from the following items:

•

Share-based compensation expense decreased to $226,133 in 2022, as compared to $445,052 in 2021.  This decrease of $218,919 in expense is from the decrease in the value of new options and restricted share units granted to employees as compared to the same period in 2021.

•

Costs associated with investor relations decreased to $17,003 in 2022, as compared to $146,264 for the same period in 2021.  This decrease of $129,261 in expense for the six months ended August 31, 2022, as compared to same period in 2021, is due to the Company reducing its cash burn by reducing expenses for outside investor relation activities.

•

These decreases are offset with the increase in professional fees to $402,593 from $156,450 in the same period of 2021. The increase of $246,143 was a result of additional legal, accounting and other professional services required in relation to the Company’s filings of Form 10 and the amendment to Form 10.

Research and development expenses

Comparing the six months ended August 31, 2022, to the same period in 2021, research and development expenses decreased to $2,469,754 from $3,213,864. This decrease in expense of $744,110 in research and development expenses is primarily from the following items:

•

Salaries and wages decreased to $1,515,538 for the six months ended August 31, 2022, compared to $1,813,054 for the six months ended August 31, 2021.  This decrease of $297,516 is directly related to the decrease in headcount year over year.

•

For the six months ended August 31, 2022, share-based compensation decreased to $88,953 as compared to $289,054 for the same period in 2021.  This decrease of $200,101 in expense is from the decrease in the value of new options and restricted share units granted to employees, as well as the forfeiture of unvested stock options and unvested restricted share units previously granted to employees that have left the Company during the six months ended August 31, 2022.

•

Materials used in research and development have also decreased to $355,767 during the period ended August 31, 2022 compared to $618,579 in the same period of 2021. The decrease of $262,812 is related to the Company prioritizing research and development related to existing product line as compared to materials purchased for the FDA EUA-related projects.

Net Loss and Comprehensive Loss

For the six months ended August 31, 2022, Net loss decreased by 25% and comprehensive loss decreased by 23% as compared to the same period in 2021. Total net loss and comprehensive loss is as follows:

	Six Months Ended August 31,		% Increase
	2022	2021	(Decrease)
Net loss	$4,212,923	$5,646,812	(25)%

Comprehensive loss	$4,223,999	$5,490,168	(23)%

Liquidity, Capital Resources and Going Concern

The Company’s working capital as of August 31, 2022 was $1,886,329 including cash of $1,089,408 compared to a working capital of $5,676,454 including cash of $4,722,710 as of February 28, 2022.

The Company’s business currently does not generate positive cash flows from operations. As of August 31, 2022, the Company had an accumulated deficit of $48,320,495 since inception. Management’s plans to meet the Company’s current and future obligations are to raise capital in equity and private debt markets, private placements, rely on the financial support of its shareholders and related parties as well as to further expand commercial sales of the MiQLab System. There can be no assurance that the Company will be successful in raising that additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

The Company believes that its cash of $1,089,408 as of August 31, 2022 will not be sufficient to fund its current operating plan at least one year from issuance of these condensed financial statements unless additional funds are raised. Certain elements of our operating plan cannot be considered probable.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements. See Note 1 of the Condensed Consolidated Financial Statements.

The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital. The Company’s ability to fund operating expenses and capital expenditures will depend on its future operating performance, the ability to further develop its genetic analyzer, the MiQLab System, which will be affected by general economic conditions, financial, regulatory, and other factors beyond the Company’s control (See ”Risk Factors”).

Cash Flows

The Company’s working capital as of August 31, 2022, was $1,886,329 including cash of $1,089,408 compared to a working capital of $5,428,271 including cash of $4,221,299 as of August 31, 2021.

The Company’s business currently does not generate positive cash flows from operations. On August 31, 2022, the Company had an accumulated deficit of $48,320,495 since inception. The Company is reliant on equity financings to provide the necessary cash to continue the commercialization of the MiQLab System described in the Summary of Operations, and generating cash flow from operations in the future. These factors form a material uncertainty, which may raise significant doubt about the Company’s ability to continue as a going concern.

Cash from Operating Activities

Net cash used in operating activities for the six months ended August 31, 2022 and for the same period in 2021 were as follows:

	Six Months Ended August 31,		% Increase
	2022	2021	(Decrease)
Cash used in operating activities	$3,435,663	$5,437,300	(37)%

The decrease of $2,001,637 in the amount of cash used was primarily due to the Company significantly reducing its expenses during the period, purchasing less inventory in 2022 and the timing of repayment of accounts payable.

Cash from Investing Activities

Net cash used in investing activities for the six months ended August 31, 2022 and for the same period in 2021 were as follows:

	Six Months Ended August 31,		% Increase
	2022	2021	(Decrease)
Cash used in investing activities	$—	$12,135	(100)%

During the period ended August 31, 2021, the Company purchased $12,135 of property and equipment compared to none purchased during the same period of 2022. As a result, no cash was used in investing activities of the six months ended August 31, 2022, compared to $12,135 used in the same period of 2021.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities for the six months ended August 31, 2022 and for the same period in 2021 were as follows:

	Six Months Ended August 31,		% Increase
	2022	2021	(Decrease)
Cash used in financing activities	$189,216	$146,220	29%

Cash used in financing activities during the period ended August 31, 2022 increased by 29% compared to the same period of 2021, which is due to the increase in lease payments in 2022 and lack of proceeds from issuances of shares compared to $51,960 collected from warrant and option exercises during the six months ended August 31, 2021.

Critical Accounting Policies and Estimates

Note 2 to the Condensed Consolidated Financial Statements of the Company for 2022 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. There have been no significant changes in the company’s critical accounting policies during the six months ended August 31, 2022.

Recent Accounting Pronouncements

Note 2 to the Condensed Consolidated Financial Statements describes recent accounting pronouncements under the header Recent Accounting Standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information under this item is not required to be provided by smaller reporting companies.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of August 31, 2022, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ending August 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various regulatory issues, claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company’s results of operations or financial condition.

At present, the Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business. Nor is the Company or its property the subject of any legal proceedings, known or contemplated, that involve a claim for damages exclusive of interest and costs that meet or exceed 10% of its current assets.

Item 1A. Risk Factors

Our Annual Report on Form 10 for the year ended February 28, 2022 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the quarter ended August 31, 2022. You should consider carefully the risk factors set forth in this Form 10-Q and discussed in our Annual Report on Form 10 for the year ended February 28, 2022 and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed herein or in the Annual Report on Form 10 for the year ended February 28, 2022 actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Inflation may adversely affect our business, results of operations and financial condition.

Our business is impacted by inflation, such as current inflation related to global supply chain disruptions. Recent inflationary pressures have increased the cost of energy and raw materials and may adversely affect consumer spending, economic growth and operations. If we are unable to pass any increases in their costs along to their customers, it could adversely affect our operating results and our ability to raise funding.

Global economic and geopolitical conditions could adversely affect our operations.

In recent years, we have been faced with very challenging global economic conditions. The COVID-19 pandemic is currently causing disruptions to global economic conditions. Russia’s invasion of Ukraine and sanctions against Russia also are causing disruptions to global economic conditions. It is unknown how long such disruptions will continue and whether such disruptions will become more severe. A deterioration in the global economic environment may result in a decrease in demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may, and currently is, also adversely affecting our suppliers, which could continue to result in interruptions in the supply of the components and raw materials necessary for our products and raw material cost increases.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 6. Exhibits

Documents filed as part of this report:

Exhibit Number	Description of Document

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2022, formatted in Inline XBRL (included within Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXAGENE HOLDINGS INC.

/s/ Dr. John Regan

	By:	Dr. John Regan
Date: October 18, 2022	Title:	Chief Executive Officer