Form 10-Q
period 2022-11-30
LexaGene Holdings Inc.
filed 2023-01-17
CIK 1450416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

(800) 215-1824

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Large Accelerated Filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, no par value per share, was 140,641,855 on January 17, 2023.

LexaGene Holdings, Inc.

Form 10-Q November 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEXAGENE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(expressed in US Dollars)

(Unaudited)

	November 30,	February 28,
	2022	2022
ASSETS
Current assets
Cash and cash equivalents	$464,131	$4,722,710
Accounts receivable	51,643	14,375
Inventories	1,445,094	1,396,223
Prepaid expenses and other current assets	334,810	439,831
Total current assets	$2,295,678	$6,573,139
Property and equipment, net	250,146	369,449
Right-of-use asset, net	910,287	1,161,956
Intangible license, net	33,653	48,191
Other long-term assets	—	48,087
Total assets	$3,489,764	$8,200,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$272,170	$219,239
Accrued and other current liabilities	187,171	352,175
Lease obligations - current	350,550	325,271
Convertible note payable, net of issuance costs	845,502	—
Total current liabilities	$1,655,393	$896,685

Lease liabilities – non-current	561,160	838,108
Total Liabilities	$2,216,553	$1,734,793
Commitments
Shareholders’ Equity
Common shares, $nil par value; unlimited shares authorized as of November 30, 2022 and February 28, 2022; 140,496,730 and 138,106,860 issued	41,376,221	40,384,516
Contributed surplus	9,900,306	9,833,452
Accumulated deficit	(50,339,236)	(44,107,572)
Accumulated other comprehensive income	335,920	355,633
Total shareholders’ equity	1,273,211	6,466,029
Total liabilities and shareholders’ equity	$3,489,764	$8,200,822

See Notes to Condensed Consolidated Financial Statements

LEXAGENE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(expressed in US Dollars)

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Revenues	$42,912	$48,309	$117,886	$88,934
Cost of revenues
Net shipping costs	$4,604	$—	$22,811	$—
Cost of goods sold	44,338	49,668	142,149	88,045
Manufacturing costs	140,986	98,903	427,336	290,143
	$189,928	$148,571	$592,296	$378,188
Gross loss	$(147,016)	$(100,262)	$(474,410)	$(289,254)

Selling, marketing and promotion expenses	$167,316	$546,886	$629,848	$1,736,549
General and administrative expenses	470,999	544,054	1,424,242	1,607,115
Research and development expenses	887,336	1,506,024	3,357,090	4,709,756
	$1,525,651	$2,596,964	$5,411,180	$8,053,420

Operating loss	$(1,672,667)	$(2,697,226)	$(5,885,590)	$(8,342,674)

Other income
Foreign exchange gain (loss)	$99	$5,546	$99	$32,000
Interest on convertible note payable	(5,787)	—	(5,787)	—
Net loss	$(1,678,355)	$(2,691,680)	$(5,891,278)	$(8,310,674)
Other comprehensive income (loss)
Foreign currency translation adjustments	(8,637)	(4,081)	(19,713)	152,563
Net loss and comprehensive loss	$(1,686,992)	$(2,695,761)	$(5,910,991)	$(8,158,111)
Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.07)
Weighted average common shares used in computing net loss per common share, basic and diluted	139,008,857	119,230,207	138,617,427	118,971,167

See Notes to Condensed Consolidated Financial Statements

LEXAGENE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(expressed in US Dollars)

(Unaudited)

	Common Shares
					Accumulated Other
			Contributed	Accumulated	Comprehensive
	Shares	Amount	Surplus	Deficit	Income (Loss)	Total Equity
Balance – February 28, 2021	118,566,834	$35,839,063	$8,098,015	$(33,148,882)	$191,272	$10,979,468
Share-based payment of stock options	—	—	163,047	—	—	163,047
Share-based payment of restricted share units	—	—	220,970	—	—	220,970
Restricted share units vested	268,438	170,000	(170,000)	—	—	—
Warrants exercised	41,200	28,490	(4,302)	—	—	24,188
Comprehensive income (loss) for the period	—	—	—	(2,802,895)	336,925	(2,465,970)
Balance –May 31, 2021	118,876,472	$36,037,553	$8,307,730	$(35,951,777)	$528,197	$8,921,703

Share-based payment of stock options	—	$—	$144,792	$—	$—	$144,792
Share-based payment of restricted share units	—	—	231,516	—	—	231,516
Restricted share units vested	180,375	140,904	(140,904)	—	—	—
Options exercised	63,750	92,634	(64,862)	—	—	27,772
Comprehensive income (loss) for the period	—	—	—	(2,816,099)	(180,281)	(2,996,380)
Balance - August 31, 2021	119,120,597	$36,271,091	$8,478,272	$(38,767,876)	$347,916	$6,329,403

Share-based payment of stock options	—	$—	$73,082	$—	$—	$73,082
Share-based payment of restricted share units	—	—	155,822	—	—	155,822
Restricted share units vested	223,263	124,700	(124,700)	—	—	—
Comprehensive income (loss) for the period	—	—	—	(2,691,680)	(4,081)	(2,695,761)
Balance – November 30, 2021	119,343,860	$36,395,791	$8,582,476	$(41,459,556)	$343,835	$3,862,546

Balance – February 28, 2022	138,106,860	$40,384,516	$9,833,452	$(44,107,572)	$355,633	$6,466,029
Restricted share units vested	240,513	125,716	(125,716)	—	—	—
Share-based payment of stock options	—	—	48,384	—	—	48,384
Share-based payment of restricted share units	—	—	119,978	—	—	119,978
Comprehensive income (loss) for the period	—	—	—	(2,135,797)	(349)	(2,136,146)
Balance – May 31, 2022	138,347,373	$40,510,232	$9,876,098	$(46,243,369)	$355,284	$4,498,245

Restricted share units vested	383,000	$225,878	$(225,878)	$—	$—	$—
Share issuance costs refund	—	4,836	—	—	—	4,836
Share-based payment of stock options	—	—	35,075	—	—	35,075
Share-based payment of restricted share units	—	—	108,072	—	—	108,072
Comprehensive income (loss) for the period	—	—	—	(2,077,136)	(10,727)	(2,087,853)
Balance – August 31, 2022	138,730,373	$40,740,946	$9,793,367	$(48,320,495)	$344,557	$2,558,375

Restricted share units vested	230,088	$147,607	$(147,607)	$—	$—	$—
Share-based payment of stock options	—	—	33,133	—	—	33,133
Share-based payment of restricted share units	—	—	105,400	—	—	105,400
Warrant modification	—	—	340,385	(340,385)	—	—
Warrants exercised	1,536,269	487,668	(224,372)	—	—	263,296
Comprehensive income (loss) for the period	—	—	—	(1,678,355)	(8,637)	(1,686,992)
Balance – November 30, 2022	140,496,730	$41,376,221	$9,900,306	$(50,339,236)	$335,920	$1,273,211

See Notes to Condensed Consolidated Financial Statements

LEXAGENE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(expressed in US Dollars)

(Unaudited)

	Nine Months Ended November 30,
	2022	2021
Cash flows from (used in) operating activities:
Net loss	$(5,891,278)	$(8,317,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of intangible license	12,084	9,673
Depreciation of property and equipment	119,303	123,817
Depreciation of right-of-use asset	251,669	239,420
Interest on right-of-use asset	39,408	51,657
Interest on convertible note payable	5,787	—
Share-based payments	450,042	990,712

Changes in operating assets and liabilities:
Accounts receivable, net	(37,268)	5,168
Inventories	(48,871)	(332,390)
Prepaid expenses	105,021	(120,325)
Other long-term asset	48,087	(87,387)
Accounts payable and accrued liabilities	(117,855)	(372,589)
Net cash used in operating activities	$(5,063,871)	$(7,809,568)

Cash flows from investing activities:
Purchases of property and equipment	—	(17,860)
Net cash used in investing activities	$—	$(17,860)

Cash flows from financing activities
Proceeds from warrant exercises, net of costs	263,296	24,188
Proceeds from stock option exercises, net of costs	—	27,772
Refund of share issuance costs	4,836	—
Proceeds from convertible note, net of issuance costs	832,436	—
Principal payments on lease liability	(291,077)	(291,077)
Net cash provided by (used in) financing activities	$809,491	$(239,117)

Net decrease in cash	(4,254,380)	(8,066,545)
Cash - beginning	4,722,710	9,624,259
Effects of foreign exchange	(4,199)	157,726
Cash - ending	$464,131	$1,715,440

See Notes to Condensed Consolidated Financial Statements

LEXAGENE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

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

Liquidity and Going Concern

At November 30, 2022, the Company had cash of $464,131, an accumulated deficit of $(50,339,236), and has experienced cash outflows from operating activities over the past years. The Company’s operations are dependent on obtaining additional financing to further develop its genetic analyzer, the MiQLab® System, and generating cash flow from operations in the future.

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

The COVID-19 pandemic has impacted and may continue to impact operations. The Company has established protocols for continued manufacturing, distribution and servicing of its products with safe social distancing and personal protective equipment measures and for remote work for certain employees not essential to on-site operations. To date, these measures have been mostly successful but may not continue to function should the pandemic escalate and impact personnel. In 2021, the Company’s veterinary customers restricted the sales team’s access to their facilities and as a result, the Company had significantly reduced its sales and marketing staffing levels in an effort to reduce expenses. Although the Company did not see any material impact to accounts receivable during the period ended November 30, 2022, the Company’s exposure may increase if its customers continue to be adversely affected by the COVID-19 pandemic and variants of the virus. Customers may reduce their purchases of products, depending on their needs and cash flow, which could negatively impact revenue. The ability of the Company’s shipping carriers to deliver products to customers may be disrupted. The Company has reviewed its suppliers and quantities of key materials and believes that it has sufficient stocks and, in some cases, have alternate sources of critical materials including personal protective equipment should the supply chains become disrupted, although raw materials and plastics for the manufacturing of reagents and consumables are in high demand, and interruptions in supply are difficult to predict.

The Company believes that its cash of $464,131 as of November 30, 2022 will not be sufficient to fund its current operating plan at least one year from issuance of these condensed financial statements unless additional funds are raised. Certain elements of our operating plan cannot be considered probable.

LEXAGENE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

(expressed in US dollars)

(Unaudited)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board.

The accompanying interim condensed consolidated financial statements as of November 30, 2022, and for the three and nine months ended November 30, 2022 and 2021, and information contained within the notes to these condensed consolidated financial statements, are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual consolidated financial statements and in management's opinion contain all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of November 30, 2022, results of operations for the three and nine months ended November 30, 2022 and 2021, statement of stockholders’ equity for the three and nine months ended November 30, 2022 and 2021 and its cash flows for the nine months ended November 31, 2022 and 2021.

LEXAGENE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

(expressed in US dollars)

(Unaudited)

These interim condensed consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10 for the year ended February 28, 2022. The results for the nine months ended November 30, 2022, are not necessarily indicative of the results expected for the full fiscal year or any interim period.

The condensed consolidated financial statements for the periods ended November 30, 2022 and 2021, include the accounts of the Company, the Company’s wholly-owned Canadian subsidiary Bionomics Diagnostics Inc. (“BDI”) and the Company’s wholly-owned US subsidiary LexaGene, Inc. All inter-company transactions and balances have been eliminated.

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

Foreign exchange rates used for currency translation in these consolidated financial statements include:

Period end dates	USD to CAD	CAD to USD
November 30,2022	1.3508	0.7403
February 28, 2022	1.2698	0.7875

Period averages	USD to CAD	CAD to USD
Period ended November 30, 2022	1.3023	0.7685
Period ended November 30, 2021	1.2470	0.8021

Use of Estimates

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

Management believes that there have been no significant changes during the nine months ended November 30, 2022 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10 for the fiscal year ended February 28, 2022.

LEXAGENE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

(expressed in US dollars)

(Unaudited)

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

Accounts Receivable

The Company’s accounts receivable consists of amounts due from product sales to commercial customers and goods and services tax (“GST”) receivable from the government of Canada. At each reporting period, management reviews historical loss information, characteristics of our customers, our credit practices and the economic conditions, along with all outstanding balances to determine if the facts and circumstances indicate the need for a credit loss allowance. Receivables are written off against these allowances in the period they are determined to be uncollectible. The Company does not require collateral and did not have an allowance for doubtful accounts as of November 30, 2022 and February 28, 2022.

Inventories

Raw materials, work in process, and finished goods inventories are stated at the lower of cost and net realizable value, with cost being determined using a first-in-first-out costing (“FIFO”) method. Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of completion and the estimated costs necessary to make the sale. At the end of each reporting period, management reviews inventory and determines whether a write-down is required based on the assumptions about future demand of the Company’s products, estimated future sales, remaining shelf life and market conditions.

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

LEXAGENE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

(expressed in US dollars)

(Unaudited)

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

For certain financial instruments, including cash, accounts receivable, accounts payable and convertible note, the carrying amounts approximate their fair values as of November 30, 2022 and February 28, 2022 because of their short-term nature.

The Company recognizes a loss allowance for expected credit losses on its financial assets when necessary. The amount of expected credit losses is updated at each reporting period to reflect changes in credit risk since initial recognition of the respective financial instruments. The Company did not recognize impairment losses during the periods ended November 30, 2022 and 2021.

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

Impairment of Non-Financial Assets

The Company reviews intangible assets with indefinite useful lives for impairment at least annually and reviews all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, as well as indefinite lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than the Company had originally estimated. Recoverability of these assets is measured by comparison of the carrying amount of each asset or asset group to the future undiscounted cash flows the asset or asset group is expected to generate over their remaining lives. If the asset or asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset or asset group. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. There were no impairment losses recognized for the periods ended November 30, 2022 and 2021.

LEXAGENE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

(expressed in US dollars)

(Unaudited)

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

LEXAGENE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

(expressed in US dollars)

(Unaudited)

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers by type of products and services, as it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table disaggregates total revenue by major source:

	Three Months Ended November,		Nine Months Ended November,
	2022	2021	2022	2021
Product revenue
Instruments and consumables	$42,912	$48,309	$117,886	$88,934
Total revenue	$42,912	$48,309	$117,886	$88,934

Revenue earned during the periods ended November 30, 2022 and 2021 was derived from the customers located in the United States.

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

Contract-Related Balances

The Company has current contract liabilities (deferred revenue) in the amount of $282 as of November 30, 2022 (February 28, 2022 - $23,560). Amount recognized in revenue during the nine months period ended November 30, 2022 in connection with the contract liabilities was $23,278.

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

Stock-Based Compensation and Value of Warrants

The Company issues stock-based awards to employees, generally in the form of stock options and restricted stock units (“RSUs”). The Company accounts for stock-based awards in accordance with FASB ASC Topic 718, Compensation-Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options, restricted stock units, and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. The fair value of awards is amortized on a straight-line basis over the requisite service period of the awards, which generally is the same as the vesting period. The number of RSUs and options expected to vest is viewed and adjusted at the end of each reporting period such that the amount recognized for services received as consideration for the equity instruments granted shall be based on the number of equity instruments that eventually vest. Forfeitures are recognized as they occur.

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

LEXAGENE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

(expressed in US dollars)

(Unaudited)

These assumptions used to determine stock compensation expense represent the Company’s best estimates, but the estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company uses significantly different assumptions or estimates, stock-based compensation expense could be materially different. Refer to Note 10 for further details on the Company’s share-based compensation plan.

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

As the Company incurred losses since inception, basic and diluted loss per share presented are the same. Securities that may potentially dilute earnings per share in the future that were not included in the calculation are as follows as of November 30, 2022:

Warrants	26,352,247
Stock Options[1]	3,490,750
Restricted Share Units	2,222,027
Total	32,065,024

1 Vested –1,654,600

LEXAGENE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

(expressed in US dollars)

(Unaudited)

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

Effective September 1, 2022, the Company elected to adopt ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) using the full retrospective method. The ASU simplifies accounting for convertible instruments by eliminating the cash conversion and the beneficial conversion feature. As a result of the adoption, the Company recognized the total value of the convertible note payable as a liability and did not recognize a discount related to the beneficial conversion feature. The adoption of the standard did not have an impact on prior periods presented in the consolidated financial statements.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies the guidance in Topic 820, Fair Value Measurement, contractual sale restrictions of equity securities by differentiating between two types of restrictions:

●	Restrictions being a characteristic of the equity security (e.g. unregistered securities), which should be included in the calculation of the fair value of the security
●	Restrictions being a characteristic of the holder of the security, which should not be included in the calculation of the fair value of the security.

The amendments also clarify that an entity cannot recognize a contractual sale restriction as a separate unit of account (i.e. as a contra-asset or separate liability); and require new disclosures for all entities with equity securities subject to contractual sale restrictions. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and early adoption is permitted. Management is still assessing the impact of the adoption of the standard on the Company’s financial statements.

LEXAGENE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

(expressed in US dollars)

(Unaudited)

3. ACCOUNTS RECEIVABLE

Accounts receivable are recognized when the goods are controlled by the customer at the point in time that the consideration is unconditional, and only the passage of time is required before payment is due. Any advance payments are recorded as a liability called deferred revenue.

Accounts receivable consists of the following:

	November 30, 2022	February 28, 2022
Accounts receivable	$51,643	$14,375
Less: loss allowance	—	—
Total accounts receivable, net	$51,643	$14,375

The Company assesses, on a forward-looking basis, the expected credit losses associated with its assets carried at fair value. The impairment methodology applied depends on whether there has been a significant increase in credit risk. For trade receivables only, the Company applies the approach permitted by ASU 2016-13, which requires expected lifetime losses to be recognized from initial recognition of the receivables. The Company recognizes a loss allowance for expected credit losses on its financial assets when necessary. The amount of expected credit losses is updated at each reporting period to reflect changes in credit risk since initial recognition of the respective financial instruments. The Company did not recognize impairment losses during the period ended November 30, 2022 or the year ended February 28, 2022. Trade receivables are non-interest bearing and are on 30- to 60-day terms.

The ageing analysis of trade receivables is as follows:

	November 30, 2022	February 28, 2022
Amounts Past Due:
Current	$43,806	$7,368
Past due 1-30 days	—	—
Past due 31-60 days	1,250	—
Past due 61-120 days	—	2,965
Past due more than 120 days	6,587	4,042
Total accounts receivable	$51,643	$14,375

Amounts in accounts receivable are based on customer sales, and goods and service tax refunds due to the Company from the Canadian Revenue Agency. As of November 30, 2022, the amount receivable of $12,146 was in relation to GST refunds. Amounts due for more than 120 days relate to GST receivable from the Canada Revenue Agency. These amounts were collected subsequent to November 30, 2022. As of February 28, 2022, $14,375 was in relation to GST refunds.

4. INVENTORIES

Inventories consist of the following:

	November 30, 2022	February 28, 2022
Raw materials	$735,808	$724,584
Work-in-process	542,833	584,243
Finished goods	166,453	87,396
Total inventories	$1,445,094	$1,396,223

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

LEXAGENE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

(expressed in US dollars)

(Unaudited)

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

A continuity schedule of changes in carrying value of the intangible license:

Cost
Balance, February 28, 2022	$115,420
Additions	—
Effect of foreign exchange differences	(6,918)
Balance November 30, 2022	$108,502

Accumulated amortization
Balance, February 28, 2022	$67,229
Additions	12,084
Effect of foreign exchange differences	(4,464)
Balance November 30, 2022	$74,849

Carrying values
February 28, 2022	$48,191
November 30, 2022	$33,653

LEXAGENE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

(expressed in US dollars)

(Unaudited)

6. PROPERTY AND EQUIPMENT

As of November 30, 2022, the continuity schedule of changes in the net book value of property and equipment is as follows:

	Computer	Lab	Furniture &	Leasehold
Cost	Equipment	Equipment	Fixtures	Improvements	Total

Balance, February 28, 2022	$15,577	$448,936	$88,062	$419,443	$972,018
Additions	—	—	—	—	—
Balance, November 30, 2022	$15,577	$448,936	$88,062	$419,443	$972,018

Accumulated amortization
Balance, February 28, 2022	$14,729	$302,835	$56,898	$228,107	$602,569
Additions	848	61,378	11,058	46,019	119,303
Balance, November 30, 2022	$15,577	$364,213	$67,956	$274,126	$721,872

Carrying values
February 28, 2022					$369,449
November 30, 2022					$250,146

7. RIGHT-OF-USE ASSET AND LEASE LIABILITY

As of November 30, 2022, the balance of the lease liability is as follows:

Carrying Value
Balance February 28, 2022	$1,163,379
Interest expense	39,408
Lease payments	(291,077)
Balance, November 30, 2022	$911,710
Current portion of the lease liability	(350,550)
Non -current portion of the lease liability, November 30, 2022	$561,160

As of November 30, 2022, the balance of the right-of-use asset is as follows:

Carrying Value
Balance, February 28, 2022	$1,161,956
Depreciation	(251,669)
August, November 30, 2022	$910,287

The property lease expires on May 30, 2025 and the lease payments were discounted with a 5% interest rate. Lease payments are variable, tied to the consumer price index.

LEXAGENE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

(expressed in US dollars)

(Unaudited)

Maturities of operating lease liabilities are as follows:

November 30, 2022
2023	$97,026
2024	388,103
2025	388,103
2026	97,026
Total lease payments	970,258
Less imputed interest	(58,548)
Total lease liability (current and long-term)	$911,710

8. CREDIT AGREEMENTS

Convertible Note Payable

On November 1, 2022, the Company issued a secured convertible note payable (the “Note”) to Meridian LGH Holdings 2, LLC, (the “Lender”) an affiliate of an insider of the Company, in the aggregate principal amount of up to $1,600,000.  The Note matures on March 1, 2023 and has an interest rate of 12%, unless an event of default has occurred and is continuing, at which time at the election of the Meridian LGH Holdings, interest would accrue at a rate equal to the lesser of 16% per annum or the maximum rate permitted under applicable law. The Note contains customary events of default, which accelerate the maturity date of the Note. The Note also contains an accelerated maturity clause if the Company obtains equity financing of not less than $5,000,000, completes a merger, an amalgamation or a sale of all or substantially all assets of the Company.

The Note is convertible in full or in part at any time at the discretion of Meridian LGH Holdings 2, LLC, into common shares of the Company at the rate of $0.17 (CAD$0.23) per share. Accrued interest is converted at the last closing price of the Company’s Shares on the TSX-V on the day prior to issuing a news release announcing the conversion. The Note is collateralized by the assets of the Company and is guaranteed by the subsidiaries of the Company.

The Company accounted for the Note in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). After assessment of the Note, no embedded features requiring bifurcation from the debt host contract were identified.

As of November 30, 2022, the Company received a total of $900,000 from the Lender. The Company paid $67,564 in issuance costs related to the debenture, which were recorded as a reduction of the balance of the Note. Debt issuance costs are being amortized using the straight-line method over the term of the Note, which matures on March 1, 2023.

As of November 30, 2022, the net carrying value of the Note is as follows:

November 30, 2022
Principal	$900,000
Unamortized debt issuance costs	(54,498)
Convertible note payable, net	$845,502

The Company recognized Interest expense recorded under the Note was $5,787 for the three and nine-month periods ended November 30, 2022. As of January 17, 2023, the Company was in compliance with the terms of the Note.

LEXAGENE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

(expressed in US dollars)

(Unaudited)

9. EQUITY

As of November 30, 2022, the Company’s share capital consists of issued and outstanding shares of Common Shares.

Common Shares

As of November 30, 2022, the Company was authorized to issue an unlimited number of common shares, which have no par value.

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

Share Offering Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815. The assessment considers whether the warrants are freestanding financial instruments and meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Any change in fair value of the warrants is recognized in the Company’s statements of operations.

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

On October 27, 2022, the Company modified 7,776,893 warrants by extending their term by one month and reducing their exercise price from CAD$0.75 to CAD$0.23. This resulted in an amount of $340,385 being recognized as an additional value related to the warrants. The value was calculated using the Black-Scholes Model with the following assumptions: annualized volatility – 278%; risk-free rate – 3.85%; expected life – 0.08 years; expected dividend rate – 0%.

LEXAGENE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

(expressed in US dollars)

(Unaudited)

The following summarizes the number of warrants outstanding as of November 30, 2022:

		Weighted-Average Exercise Price per
	Number of Warrants	Warrant, CAD$
Outstanding as of February 28, 2022	34,579,760	$0.66
Granted	—	$—
Exercised	(1,536,269)	$0.23
Expired	(6,691,244)	$0.25
Outstanding as of November 30, 2022	26,352,247	$0.64

Details of warrants outstanding as of November 30, 2022, are as follows:

Number of	Exercise Price
Warrants	(CAD$)	Expiry Date
7,852,247	$1.10	September 9, 2023
13,115,275	$0.45	February 7, 2025
5,384,725	$0.45	February 18, 2025
26,352,247

As of November 30, 2022, the weighted average remaining contractual life of warrants outstanding was 1.77 years (February 28, 2022 – 2.08 years) with a weighted average exercise price of $0.47 (CAD$0.64) (February 28, 2022 - $0.52 (CAD$0.66)).

10. SHARE-BASED COMPENSATION

Share Incentive Plans

Omnibus incentive plan (“OIP”)

The Shareholders and Board previously approved the OIP on July 25, 2017. After Shareholder approvals, the OIP was amended on August 23, 2019, November 10, 2020 and on December 16, 2021. The Company increased the number of Common Shares reserved for the Company’s OIP and increased the number of Common Shares reserved for the issuance as share incentive options. As of November 30, 2022, the amended OIP grants the Company 8,354,070 Common Shares reserved for stock options and 8,354,070 reserved for restricted share units.

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

On July 29, 2022, the Company granted 935,000 stock options to non-insider employees with an expiration date of July 29, 2027 and 150,000 stock options to an officer of the Company with an expiration date of July 29, 2032. Each Option is exercisable into one common share of the Company at a price of CAD$0.20 per Share. Employee options are exercisable for a period of five years and officer options are exercisable for ten years from the date of grant. The CAD$0.13 per share was at the close price of the Company’s stock on the TSX Venture Exchange on July 28, 2022. The Options vest 10% on the grant date, and 15% every six months thereafter. The Chief Executive Officer, Chief Financial Officer and the board of directors were excluded from this grant.

LEXAGENE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

(expressed in US dollars)

(Unaudited)

Details of the number of stock options outstanding for the period ended November 30, 2022 are as follows:

			Weighted-
			Average
		Weighted-Average	Remaining
	Number of	Exercise Price per	Contract Term	Aggregate
	Options	Option, CAD$	(in years)	Intrinsic Value
Outstanding as of February 28, 2022	4,266,000	$0.61	5.08	$—
Granted	1,085,000	$0.20	5.69	—
Exercised	—	$—	—	—
Forfeited (and expired)	(1,860,250)	$0.53	—	—
Outstanding as of November 30, 2022	3,490,750	$0.53	6.12	$—
Exercisable /vested as of November 30, 2022	1,654,600	$0.64	6.49	$—

The average share price during the nine months period ended November 30, 2022 was $0.13 (CAD$0.18) (2021 - $0.50 (CAD$0.62)).

As of November 30, 2022, the weighted average remaining contractual life of options outstanding was 6.12 years (February 28, 2022 – 5.08 years), with a weighted average exercise price of $0.39 (CAD$0.53) (February 28, 2022 - $0.48 CAD$0.61)). As of November 30, 2022, 1,654,600 stock options were exercisable (February 28, 2022 – 1,987,300).

The following table summarizes information on stock options outstanding as of November 30, 2022:

Options	Options	Exercise	Expiry
Outstanding	Exercisable	Price, CAD$	Date
17,500	12,250	0.82	December 9, 2023
294,000	123,000	0.79	December 10, 2024
306,750	182,550	0.49	May 28, 2025
100,000	100,000	0.81	September 17, 2025
183,500	23,750	0.285	January 10, 2027
650,000	—	0.20	July 29, 2027
225,000	168,750	0.72	February 19, 2030
100,000	75,000	0.63	April 24, 2030
350,000	350,000	0.66	September 17, 2030
324,000	199,800	0.66	May 11, 2031
690,000	379,500	0.59	May 28, 2031
100,000	40,000	0.66	November 11, 2031
150,000	—	0.20	July 29, 2032
3,490,750	1,654,600

Restricted share units

The Company has issued time-based restricted share awards to certain employees as permitted under the OIP Plan. The restricted share units granted vest in accordance with the Board-approved vesting schedules with expiry dates less than or equal to three years. Upon vesting, one of the Company’s common shares is issued for each restricted share awarded. The fair value of each restricted share award granted is equal to the market price of the Company’s shares at the date of the grant. The total fair value of shares vested and total intrinsic value of the RSUs released during the nine-month period ended November 30, 2022 were $502,591 and $134,478 respectively.

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

LEXAGENE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

(expressed in US dollars)

(Unaudited)

Details of the number of restricted share awards outstanding under the OIP Plan is as follows:

		Weighted-Average Grant
	Number of Shares	Date Value CAD$
Outstanding as of February 28, 2022	2,339,928	$0.62
Granted	1,525,000	$0.14
Forfeited	(767,300)	$0.30
Vested	(875,601)	$0.77
Outstanding as of November 30, 2022	2,222,027	$0.35

11. RESEARCH AND DEVELOPMENT EXPENSES

LexaGene’s product research and development plan was divided into three phases: alpha prototype, beta prototype, and commercialization of its finished product the MiQLab System. On occasion, the Company engages various contractors to assist the Company in the development of its MiQLab System and other technologies.

The significant components of research and development expense are as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Product development consulting expense	$—	$—	$40,456	$48,630
Depreciation of lab related equipment	26,251	28,389	82,523	87,108
Depreciation of the intangible license	3,890	4,177	12,084	9,673
Depreciation of right-of-use asset	31,011	29,448	91,884	87,364
Lab administration and supplies	101,100	141,042	428,564	395,768
Materials	60,232	327,210	415,735	999,528
Rent expense	2,821	754	7,522	1,508
Travel	482	5,109	12,282	17,554
Salaries	630,764	886,232	2,146,302	2,699,286
Share-based compensation	30,785	83,663	119,738	363,337
Total research and development expenses	$887,336	$1,506,024	$3,357,090	$4,709,756

12. GENERAL AND ADMINSTRATIVE EXPENSES

The significant components of general and administrative expenses are as follows:

LEXAGENE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

(expressed in US dollars)

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Office and administration	$12,144	$12,565	$31,703	$44,037
Depreciation of property and equipment	12,196	12,382	36,780	36,708
Depreciation of right-of-use asset	53,927	51,356	159,785	152,056
Consulting	156	430	392	3,119
Promotional services	8,611	110,776	25,614	257,040
Professional fees	189,308	101,743	591,889	258,194
Insurance	9,237	5,008	24,315	12,352
Interest expense (right-of-use asset)	12,087	16,221	39,408	51,657
Rent expense	4,905	1,311	15,655	2,622
Transfer agent and filing fees	7,693	27,533	20,082	66,097
Travel	399	2,467	3,497	3,055
Salaries	52,780	62,764	144,212	134,889
Share-based compensation	107,556	139,498	330,910	585,289
Total general and administrative expenses	$470,999	$544,054	$1,424,242	$1,607,115

13. SALES, MARKETING AND PROMOTIONAL EXPENSES

The significant components of marketing and promotional expenses are as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Sales, marketing and promotion	$58,238	$131,950	$200,433	$509,670
Office and miscellaneous	5,170	7,000	10,523	7,096
Travel	7,182	20,604	26,135	31,561
Salaries	96,534	381,589	403,700	1,157,571
Share-based compensation	192	5,743	(10,943)	30,651
Total sales, marketing and promotional expenses	$167,316	$546,886	$629,848	$1,736,549

14. INCOME TAXES

Our effective income tax rate was 0.00% for the nine months ended November 30, 2022 was consistent with the rate of 0.00% for the same period of 2021. The effective tax rate for the nine months ended November 30, 2022 was different from the U.S. statutory tax rate of 21% due to increase in valuation allowance in the periods.

15. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

From time to time, the Company may be a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. Although the ultimate aggregate amount of monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, management believes that as of November 30, 2022, there are no litigations pending that could have, individually and in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

Accrued Liabilities:

Accrued expenses consist of the following:

LEXAGENE HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

(expressed in US dollars)

(Unaudited)

	November 30, 2022	February 28, 2022
Accrued payroll, compensation and benefits	$80,657	$182,367
Accrued professional services	92,982	133,088
Other accrued expenses	13,532	36,720
Total accrued expenses and other current liabilities	$187,171	$352,175

16. SUPPLEMENTAL CASH FLOW INFORMATION

	November 30, 2022	November 30, 2021
Interest paid	$—	$—
Taxes paid	—	—
Total	$—	$—

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

Selected Financial Information

	Three Months Ended November 30,		Nine Months Ended November 30,
	2022	2021	2022	2021
Total revenues	$42,912	$48,309	$117,886	$88,934
Cost of revenues	$189,928	$148,571	$592,296	$378,188
Selling, marketing and promotional expenses	$167,316	$546,886	$629,848	$1,736,549
General administrative expenses	$470,999	$544,054	$1,424,242	$1,607,115
Research and development expenses	$887,336	$1,506,024	$3,357,090	$4,709,756
Other income (expense)	$(5,688)	$5,546	$(5,688)	$32,000
Net loss and comprehensive loss	$(1,686,992)	$(2,695,761)	$(5,910,991)	$(8,158,111)
Loss per common share	$(0.01)	$(0.02)	$(0.04)	$(0.07)
Total assets	$3,489,764	$5,449,980	$3,489,764	$5,449,980
Long-term liabilities	$561,160	$910,287	$561,160	$910,287
Working capital	$640,285	$2,980,475	$640,285	$2,980,475

Three Months Ended November 30, 2022 Compared to Three Months Ended November 30, 2021

Revenue

The Company’s revenue is derived from the sale of MiQLab Systems and its consumables.

	Three Months Ended November 30,		% Increase
	2022	2021	(Decrease)
Total revenues	$42,912	$48,309	(11)%

Revenues remained consistent from year to year. During the three months ended November 30, 2022, the Company recognized revenue of $42,912 from product sales as compared to $48,309 for revenues during the three months ended November 30, 2021 as the Company sold two units in both of the three-month periods.

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

The components of cost of goods sold are as follows:

	Three Months Ended November 30,		% Increase
	2022	2021	(Decrease)
Cost of revenues	$189,928	$148,571	28%

Inventory expensed to cost of goods sold	$44,338	$49,668	(11)%
Other production costs	145,590	98,903	47%
Total	$189,928	$148,571	28%

During the period ended November 30, 2022, the Company incurred an expense of $189,928 in relation to the MiQLab System product line as compared to $148,571 for the same period in 2021. This increase of $41,357 is primarily the result of the following items:

•

Wages and salaries increased to $120,643 during the three months ended November 30, 2022 compared to $79,752 in the same period of 2021. The increase is due to the increase in the number of production staff.

•

The Company determined that one MiQLab System and its consumables were unrecoverable and expensed those material costs to cost of revenues.  The Company made numerous attempts to collect the unit from a customer but was unable to do so.

Gross Loss

The primary factors that can impact gross margins include the volume of products sold, the mix of products sold, transportation costs and changes in inventory costs.

Gross loss is as follows:

	Three Months Ended November 30,		% Increase
	2022	2021	(Decrease)
Gross loss	$147,016	$100,262	47%

Gross loss increased by 47% for the three months ended November 30, 2022 compared to 2021 caused by an increase in cost of goods sold and minimal changes in revenue. An increase in cost of goods sold is due to an increase in a number of manufacturing employees and the MiQLab System written off by the Company.

Selling, General and Administrative Expenses, and Research and Development

Total Selling, general, and administrative and research and development expenses are as follows:

	Three Months Ended November 30,		% Increase
	2022	2021	(Decrease)
Sales and marketing expenses	$167,316	$546,886	(69)%
General and administrative expenses	470,999	544,054	(13)%
Research and development expenses	887,336	1,506,024	(41)%
Total	$1,525,651	$2,596,964	(41)%

Sales, marketing and promotional expense

Comparing the three months ended November 30, 2022 to the same period in 2021, sales, marketing and promotional expenses decreased to $167,316 from $546,866. This decrease of $379,570 in sales, marketing and promotional expenses is primarily from the following items:

•

Salaries and wages associated with sales, marketing and promotional activities decreased to $96,534 during the three months ended November 30, 2022, as compared to $381,589 for the same period in 2021. This decrease of $285,055 in expense in salaries and wages is directly related to the decrease in headcount year over year.

•

Marketing, advertising and promotional expenses decreased to $58,238 during the three months ended November 30, 2022, from $131,950 for the same period in 2021. This decrease of $73,712 is related to the Company focusing on specific major conferences during 2022 in addition to reducing the use of outside marketing consultants in order to conserve capital.

General and administrative expenses

General and administrative expenses remained relatively consistent during the three months ended November 30, 2022 compared to the same period of 2021. However, there have been changes in the composition of these expenses as follows:

•

Professional fees expense increased to $189,308 in 2022, as compared to $101,743 for the same period in 2021. This increase during the three months ended November 30, 2022, of $87,565 is directly related to the legal expenses in connection with the convertible debenture, quarterly reviews and SEC filing obligations due to the changes related to the Company’s filing status.

•

Transfer agent and filing fees decreased by $19,840 in 2022 as compared to the same period in 2021. This decrease is primarily related to the filing fees incurred during the three months ended November 30, 2021 in relation to the Short Form Base Shelf Prospectus that the Company had filed.

●	Costs associated with investor relations decreased to $8,611 in 2022, as compared to $110,776 for the same period in 2021. This decrease of $102,165 in expense for the three months ended November 30, 2022, as compared to same period in 2021, is due to the Company reducing its cash burn by reducing expenses for outside investor relation activities.

•

Share-based compensation expense decreased to $107,556 in 2022, as compared to $139,498 in 2021. This decrease of $31,942 in expense is from the decrease in the value of new options and restricted share units granted to employees as compared to the same period in 2021 as well as forfeitures of the previously granted options and RSUs due to employee departures.

Research and development expenses

Comparing the three months ended November 30, 2022, to the same period in 2021, research and development expenses decreased to $887,336 from $1,506,024. This decrease in expense of $618,688 in research and development expenses is primarily from the following items:

•

Salaries and wages decreased to $630,764 for the three months ended November 30, 2022, compared to $886,232 for the three months ended November 30, 2021.  This decrease of $255,468 is directly related to the decrease in headcount year over year.

•

For the three months ended November 30, 2022, share-based compensation decreased to $30,785 as compared to $83,663 for the same period in 2021. This decrease of $52,878 in expense is from the decrease in the value of new options and restricted share units granted to employees in addition to the forfeiture of unvested stock options and unvested restricted share units previously granted to employees that have left the Company during the three months ended November 30, 2022.

•

MiQLab System materials decreased by $266,978 from $327,210 in 2021 to $60,232 for the three months ended November 30, 2022 in comparison to the same period in 2021. Lab administration and supplies decreased from $141,042 to $101,100. These decreases were due to the Company’s efforts to control costs to reduce the Company’s cash burn.

Net Loss and Comprehensive Loss

For the three months ended November 30, 2022, Net loss decreased by 38% and comprehensive loss decreased by 34% as compared to the same period in 2021. Total net loss and comprehensive loss is as follows:

	Three Months Ended November 30,		% Increase
	2022	2021	(Decrease)
Net loss	$1,678,454	$2,691,680	(38)%

Comprehensive loss	$1,686,992	$2,695,761	(37)%

Nine Months Ended November 30, 2022 Compared to Nine Months Ended November 30, 2021

Revenue

The Company’s revenue is derived from the sale of MiQLab Systems and its consumables.

	Nine Months Ended November 30,		% Increase
	2022	2021	(Decrease)
Total revenues	$117,886	$88,934	33%

The increase of 33% in revenue recognized during the nine months ended November 30, 2022 is largely due to the Company selling five units and consumables during the nine months ended November 30, 2022 compared to four units and consumables in the same period of 2021.

Cost of Revenues

Cost of goods sold include the cost of inventory sold and production costs expensed. Direct and indirect production costs include direct labor, processing, testing, packaging, quality assurance, shipping, production management and other related expenses. The primary factors that can impact cost of goods sold on a period-to-period basis include the volume of products sold, the mix of product sold, transportation, and overhead allocations.

The components of cost of goods sold are as follows:

	Nine Months Ended November 30,		% Increase
	2022	2021	(Decrease)
Cost of revenues	$592,296	$378,188	57%

Inventory expensed to cost of goods sold	$142,149	$88,048	61%
Other production costs	450,147	290,140	55%
Totals	$592,296	$378,188	57%

During the nine month period ended November 30, 2022, the Company incurred an expense of $592,296 in relation to the MiQLab System product line as compared to $378,188 for the same period in 2021. This increase of $214,108 is primarily the result of the following items:

•

Costs of revenues increased during the nine months ended November 30, 2020 as compared to the same period in 2021.  This increase is directly related to the increase in MiQLab Systems sold as well as the increase in costs related to raw materials caused by inflation as compared to the same period in 2021.

•

Salaries and wages associated with manufacturing units and consumables as well as costs incurred from the installation of units increased to $346,565 during the nine months ended November 30, 2022, as compared to $231,103 for the same period in 2021. This increase of $115,462 in expense in salaries and wages is directly related to the increase in manufacturing headcount as compared to the same period in 2021.

Gross Loss

The primary factors that can impact gross margins include the volume of products sold, the mix of products sold, transportation costs and changes in inventory costs.

Gross loss is as follows:

	Nine Months Ended November 30,		% Increase
	2022	2021	(Decrease)
Gross loss	$474,410	$289,254	64%

Gross loss increased 64% for the nine months ended November 30, 2022 compared to 2021. This is due to an increase in manufacturing salaries and wages.

Selling, General and Administrative Expenses, and Research and Development

Total Selling, general, and administrative and research and development expenses are as follows:

	Nine Months Ended November 30,		% Increase
	2022	2021	(Decrease)
Sales, marketing and promotional expenses	$629,848	$1,736,549	(64)%
General and administrative expenses	1,424,242	1,607,115	(11)%
Research and development expenses	3,357,090	4,709,756	(29)%
Totals	$5,411,180	$8,053,420	(33)%

Sales, marketing and promotional expenses

Comparing the nine months ended November 30, 2022 to the same period in 2021, sales, marketing and promotional expenses decreased to $629,848 from $1,736,549. This decrease of $1,106,701 in sales, marketing and promotional expenses is primarily from the following items:

•

Salaries and wages associated with sales, marketing and promotional activities decreased to $403,700 during the nine months ended November 30, 2022, as compared to $1,157,571 for the same period in 2021. This decrease of $753,871 in expense in salaries and wages is directly related to the decrease in headcount year over year.

•

Marketing, advertising and promotional expenses decreased to $200,433 during the nine months ended November 30, 2022, from $509,670 for the same period in 2021. In the nine-month period ended November 30, 2021, the Company engaged several outside marketing consultants for a marketing campaign and other work, which was not repeated in the same period of 2022.

●	Share-based compensation decreased by $41,594 during the period ended November 30, 2022 compared to the same period in 2021 due to the lower value of awards granted in 2022 and forfeitures of awards granted in previous years.

General and administrative expenses

Comparing the nine months ended November 30, 2022, to the same period of 2021, general and administrative expenses decreased to $1,424,242 from $1,607,115. This decrease in expense of $182,873 in general and administrative activities are primarily from the following items:

•

Share-based compensation expense decreased to $330,910 in 2022, as compared to $585,289 in 2021.  This decrease of $254,379 in expense is from the decrease in the value of new options and restricted share units granted to employees as compared to the same period in 2021.

•

Costs associated with investor relations decreased to $25,614 in 2022, as compared to $257,040 for the same period in 2021.  This decrease of $231,426 in expense for the nine months ended November 30, 2022, as compared to same period in 2021, is due to the Company reducing its cash burn by reducing expenses for outside investor relation activities.

•

Transfer agent and filing fees decreased by $46,015 to $20,082 during the nine months ended November 30, 2022 as compared to the same period in 2021. This decrease is mainly attributed to costs associated with the filing of its Short Form Base Shelf Prospectus in 2021.

●	During the nine months ended November 30, 2022, professional fees increased to $591,889 from $258,194 as compared to the same period in 2021. This increase of $333,695 was a result of additional legal, accounting and other professional services required in relation to the Company’s filings of its Form 10 and the amendment to Form 10, SEC filing requirements, as well as additional costs incurred in relation to the convertible debenture that the Company entered into during the nine months ended November 30, 2022.

Research and development expenses

Comparing the nine months ended November 30, 2022, to the same period in 2021, research and development expenses decreased to $3,357,090 from $4,709,756. This decrease in expense of $1,352,666 in research and development expenses is primarily from the following items:

•

Salaries and wages decreased to $2,146,302 for the nine months ended November 30, 2022, compared to $2,699,286 for the nine months ended November 30, 2021.  This decrease of $552,984 is directly related to the decrease in headcount year over year.

•

For the nine months ended November 30, 2022, share-based compensation decreased to $119,738 as compared to $363,337 for the same period in 2021.  This decrease of $243,599 in expense is from the decrease in the value of new options and restricted share units granted to employees, as well as the forfeiture of unvested stock options and unvested restricted share units previously granted to employees that have left the Company during the nine months ended November 30, 2022.

•

Materials used in research and development decreased to $415,735 during the nine-month period ended November 30, 2022 compared to $999,528 in the same period of 2021. This decrease of $583,793 is related to the Company prioritizing research and development projects related to the MiQLab System product line as compared to materials purchased and optimization required for the FDA EUA-related projects in 2021.

●	Lab administration and supplies increased to $428,564 in 2022 as compared to $395,768 for the same period in 2021. This increase of $32,796 was mainly attributed to the increase in costs associated with inflationary increases in chemistries, buffers and other materials used within the Company’s labs.

Net Loss and Comprehensive Loss

For the nine months ended November 30, 2022, Net loss decreased by 29% and comprehensive loss decreased by 27% as compared to the same period in 2021. Total net loss and comprehensive loss is as follows:

	Nine Months Ended November 30,		% Increase
	2022	2021	(Decrease)
Net loss	$5,891,278	$8,310,674	(29)%

Comprehensive loss	$5,910,991	$8,158,111	(27)%

Liquidity, Capital Resources and Going Concern

The Company’s working capital as of November 30, 2022 was $640,285 including cash of $464,131 compared to a working capital of $5,676,454 including cash of $4,722,710 as of February 28, 2022.

The Company’s business currently does not generate positive cash flows from operations. As of November 30, 2022, the Company had an accumulated deficit of $50,339,236 since inception. Management’s plans to meet the Company’s current and future obligations are to raise capital in equity and private debt markets, private placements, rely on the financial support of its shareholders and related parties as well as to further expand commercial sales of the MiQLab System. There can be no assurance that the Company will be successful in raising that additional capital or that such capital, if available, will be on terms that are acceptable to the Company. If the Company is unable to raise sufficient additional capital, the Company may be compelled to reduce the scope of its operations and planned capital expenditures.

The Company believes that its cash of $464,131 as of November 30, 2022 will not be sufficient to fund its current operating plan at least one year from issuance of these condensed financial statements unless additional funds are raised. Certain elements of our operating plan cannot be considered probable.

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

Cash Flows

The Company’s working capital as of November 30, 2022, was $640,285 including cash of $464,131 compared to a working capital of $2,980,475 including cash of $1,715,440 as of November 30, 2021.

The Company’s business currently does not generate positive cash flows from operations. On November 30, 2022, the Company had an accumulated deficit of $50,339,236 since inception. The Company is reliant on equity financings to provide the necessary cash to continue the commercialization of the MiQLab System described in the Summary of Operations, and generating cash flow from operations in the future. These factors form a material uncertainty, which may raise significant doubt about the Company’s ability to continue as a going concern.

Cash from Operating Activities

Net cash used in operating activities for the nine months ended November 30, 2022 and for the same period in 2021 were as follows:

	Nine Months Ended November 30,		% Increase
	2022	2021	(Decrease)
Cash used in operating activities	$5,063,871	$7,809,568	(35)%

The decrease of $2,745,697 in the amount of cash used was primarily due to the Company significantly reducing its expenses during the period, purchasing less inventory in 2022 and the timing of repayment of accounts payable.

Cash from Investing Activities

Net cash used in investing activities for the nine months ended November 30, 2022 and for the same period in 2021 were as follows:

	Nine Months Ended November 30,		% Increase
	2022	2021	(Decrease)
Cash used in investing activities	$—	$(17,860)	(100)%

During the period ended November 30, 2021, the Company purchased $17,860 of property and equipment compared to none purchased during the same period of 2022. As a result, no cash was used in investing activities of the nine months ended November 30, 2022, compared to $17,860 used in the same period of 2021.

Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities for the nine months ended November 30, 2022 and for the same period in 2021 were as follows:

	Nine Months Ended November 30,		% Increase
	2022	2021	(Decrease)
Cash provided by (used in) financing activities	$809,491	$(239,117)	439%

Cash provided by financing activities during the period ended November 30, 2022 increased by 467% or $1,048,608 compared to the same period of 2021, due to cash obtained through a convertible note in the amount of $900,000 and  $263,295 generated through warrant exercises by warrant holders.

Critical Accounting Policies and Estimates

Note 2 to the Condensed Consolidated Financial Statements of the Company for 2022 describes the significant accounting estimates and policies used in preparation of the consolidated financial statements. During the period ended November 30, 2022, the Company early adopted ASU 2020-06. There have been no other significant changes in the company’s critical accounting policies during the nine months ended November 30, 2022.

Recent Accounting Pronouncements

Note 2 to the Condensed Consolidated Financial Statements describes recent accounting pronouncements under the header Recent Accounting Standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information under this item is not required to be provided by smaller reporting companies.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of November 30, 2022, our disclosure controls and procedures were effective to ensure the timely disclosure of required information in our SEC filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ending November 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10 for the year ended February 28, 2022 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the quarter ended November 30, 2022. You should consider carefully the risk factors set forth in this Form 10-Q and discussed in our Annual Report on Form 10 for the year ended February 28, 2022 and all other information contained in or incorporated by reference in this Form 10-Q before making an investment decision. If any of the risks discussed herein or in the Annual Report on Form 10 for the year ended February 28, 2022 actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

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

Our current and future debt and related covenants may restrict our future operations.

Our existing convertible note and agreements we may enter in the future, contain or may contain covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  Existing covenants place restrictions on our ability to, among other things: incur additional debt; acquire other businesses or assets through merger or purchase; create liens; make investments; enter into transactions with affiliates; sell assets; guarantee debt; and declare or pay dividends, redeem stock or make other distributions to stockholders. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these restrictions could result in a default. An event of default under our convertible note agreement not remediated after 5 days will result in an eventual acceleration of the note and accrual of interest at the default rate of 16%.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2022, formatted in Inline XBRL (included within Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXAGENE HOLDINGS INC.

/s/ Dr. John Regan

	By:	Dr. John Regan
Date: January 17, 2023	Title:	Chief Executive Officer